Form 10-Q
period 1995-02-28
TUSCARORA INC
filed 1995-04-13
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from ________________ to
      ________________


Commission file number 0-17051

                             Tuscarora Incorporated
            (Exact name of registrant as specified in the charter.)


          Pennsylvania                                     25-1119372
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

                                800 Fifth Avenue
                        New Brighton, Pennsylvania 15066
                    (Address of principal executive offices)
                                   (Zip Code)

                                  412-843-8200
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.


                                  Yes  X    No
                                     ----     ----
          As of April 3, 1995, 6,152,192 shares of Common Stock, without par value, of the registrant were outstanding.

                             Tuscarora Incorporated


                                     INDEX


                                                                   Page
                                                                   ----
Part I.    Financial Information:

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           February 28, 1995 and August 31, 1994                     3

           Condensed Consolidated Statements of
           Income - Three and six month periods ended
           February 28, 1995 and February 28, 1994                   4

           Condensed Consolidated Statements of
           Cash Flows - Six months ended February 28,
           1995 and February 28, 1994                                5

           Notes to Condensed Consolidated Financial
           Statements                                               6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                  8-10

Part II.   Other Information:

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                11

           Item 6.  Exhibits and Reports on Form 8-K                11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Tuscarora Incorporated
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         February 28,          August 31,
                                                                                             1995                 1994
                                                                                        -------------         ------------
                                                                                         (Unaudited)
                                                                ASSETS
                                                                ------
Current Assets
  Cash and cash equivalents                                                             $   1,073,325         $  3,671,490
  Trade accounts receivable, net of
    provision for losses                                                                   18,848,532           16,773,835
  Inventories                                                                              17,280,827           14,270,863
  Prepaid expenses and other current assets                                                 1,996,831              919,084
                                                                                        -------------         ------------
                                                                                           39,199,515           35,635,272

Property, Plant and Equipment, net                                                         61,093,457           55,356,331

Other Assets, net                                                                           4,096,026            3,233,891
                                                                                        -------------         ------------

           Total Assets                                                                 $ 104,388,998         $ 94,225,494
                                                                                        =============         ============

                                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   ------------------------------------

Current Liabilities
  Current maturities of long-term debt                                                  $   3,644,026         $  3,667,977
  Accounts payable                                                                         12,391,181           13,350,738
  Accrued income taxes                                                                         86,131              301,610
  Accrued payroll and related taxes                                                           943,042              747,693
  Other current liabilities                                                                 1,958,081            1,019,436
                                                                                        -------------         ------------
                                                                                           19,022,461           19,087,454

Long-Term Debt - less current maturities                                                   31,975,450           25,284,404

Deferred Income Taxes                                                                       1,530,963            1,680,889

Supplemental Pension Benefits                                                                 955,262              992,798
                                                                                        -------------         ------------
           Total Liabilities                                                               53,484,136           47,045,545

Shareholders' Equity
  Preferred Stock - par value $.01 per share;
    authorized shares, 1,000,000; none issued                                                      -                    -
  Common Stock - without par value; authorized
    shares, 20,000,000; issued shares, 6,197,134
    at February 28, 1995 and 6,193,714 at
    August 31, 1994                                                                         6,197,134            6,193,714
  Capital surplus                                                                           2,198,315            2,171,217
  Retained earnings                                                                        42,898,559           39,234,310
  Cumulative foreign currency translation adjustment                                           21,403                   -
                                                                                        -------------         ------------
                                                                                           51,315,411           47,599,241
  Less cost of reacquired shares of Common Stock;
    45,396 at February 28, 1995 and 46,625 at
    August 31, 1994                                                                           410,549              419,292
                                                                                        -------------         ------------
           Total Shareholders' Equity                                                      50,904,862           47,179,949
                                                                                        -------------         ------------

           Total Liabilities and Shareholders' Equity                                   $ 104,388,998         $ 94,225,494
                                                                                        =============         ============

Note: The consolidated balance sheet at August 31, 1994 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                        Three Months Ended                      Six Months Ended
                                                   February 28,        February 28,       February 28,        February 28,
                                                       1995                1994               1995                1994
                                                   ------------        ------------       ------------        ------------
Net Sales                                          $ 37,890,171        $ 26,659,953       $ 76,809,994        $ 55,947,532

Cost of Sales                                        29,114,584          20,852,576         58,256,052          43,032,928
                                                   ------------        ------------       ------------        ------------
        Gross profit                                  8,775,587           5,807,377         18,553,942          12,914,604

Selling and Administrative Expenses                   5,137,071           4,037,199         10,229,988           8,128,973
Interest Expense                                        569,398             312,397          1,031,287             631,172
Other (Income) Expense                                   27,798               5,147            151,602               1,947
                                                   ------------        ------------       ------------        ------------
        Total expenses                                5,734,267           4,354,743         11,412,877           8,762,092
                                                   ------------        ------------       ------------        ------------

        Income before income taxes                    3,041,320           1,452,634          7,141,065           4,152,512

Provision for Income Taxes                            1,201,321             549,790          2,800,222           1,601,572
                                                   ------------        ------------       ------------        ------------

        Net income                                 $  1,839,999        $    902,844       $  4,340,843        $  2,550,940
                                                   ============        ============       ============        ============


Net income per share                                    $.30               $.15                $.71               $.42
                                                        ====               ====                ====               ====

Weighted average number of
   shares of Common Stock
   outstanding                                        6,150,701           6,120,266          6,149,380           6,117,672
                                                      =========           =========          =========           =========



See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                         February 28,         February 28,
                                                                                             1995                 1994
                                                                                         ------------         ------------
Operating Activities
   Net Income                                                                            $  4,340,843          $ 2,550,940

   Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation                                                                          4,888,635            4,688,891
      Amortization                                                                            324,114              274,859
      Provision for losses on receivables                                                     290,000              165,000
      Decrease in deferred income taxes                                                      (149,926)            (314,369)
      Loss on sale of property, plant
         and equipment, net                                                                    21,440               18,721
      Stock compensation expense                                                                5,051                5,556

   Changes in Operating Assets and Liabilities:
      Decrease (increase):
        Trade accounts receivable                                                          (2,364,697)            (882,412)
        Inventories                                                                        (3,009,964)            (713,809)
        Prepaid expenses and other current assets                                          (1,058,995)            (458,379)
        Other assets                                                                       (1,186,249)            (357,495)
      Increase (decrease):
        Accounts payable                                                                     (959,557)             123,933
        Accrued income taxes                                                                 (215,479)                  -
        Accrued payroll and related taxes                                                     195,349             (104,710)
        Other current liabilities                                                             938,645               96,780
        Supplemental pension benefits                                                         (37,536)                  -
                                                                                         ------------          -----------
          Net cash provided by operating activities                                         2,021,674            5,093,506
                                                                                         ------------          -----------

Investing Activities
   Purchase of property, plant and equipment                                              (10,803,916)          (5,670,822)
   Proceeds from sale of property, plant and
      equipment                                                                               156,715               33,083
                                                                                         ------------          -----------
          Net cash (used for) investing activities                                        (10,647,201)          (5,637,739)
                                                                                         ------------          -----------

Financing Activities
   Proceeds from long-term debt                                                             8,711,500            1,500,000
   Payments on long-term debt                                                              (2,044,405)          (1,984,764)
   Dividends paid                                                                            (676,594)            (611,641)
   Proceeds from sale of Common Stock                                                          34,210               45,730
                                                                                         ------------          -----------
          Net cash provided by (used for)
             financing activities                                                           6,024,711           (1,050,675)
                                                                                         ------------          -----------

Effects of foreign currency translation adjustment
   on cash and cash equivalents                                                                 2,651                   -
                                                                                         ------------          -----------

          Net (decrease) in cash and cash equivalents                                      (2,598,165)          (1,594,908)

Cash and Cash Equivalents at Beginning of Period                                            3,671,490            2,030,021
                                                                                         ------------          -----------

Cash and Cash Equivalents at End of Period                                               $  1,073,325          $   435,113
                                                                                         ============          ===========


See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet at February 28, 1995 and the consolidated statements of income and consolidated statements of cash flows for the periods ended February 28, 1995 and February 28, 1994 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1995 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended February 28, 1995 are not necessarily indicative of the operating results for the full year.

2.    INVENTORIES

      Inventories are summarized as follows:

                                          February 28,          August 31,
                                              1995                 1994
                                          ------------         ------------
      Finished goods                      $  9,183,840         $  6,851,928
      Work in process                          368,774              300,414
      Raw materials                          6,282,982            6,050,686
      Supplies                               1,445,231            1,067,835
                                          ------------         ------------

                                          $ 17,280,827         $ 14,270,863
                                          ============         ============

3.    ACQUISITIONS

      On September 6, 1994, the Company purchased substantially all the assets and assumed substantially all the liabilities of Astrofoam, Inc., a manufacturer of precision fabricated foam products, specialty corrugated paperboard products and plastic cushion packaging products in Holden, Massachusetts, for approximately $2,200,000. The Company is continuing the business acquired at the same location under a lease from the seller. A portion of the purchase price has been allocated to a covenant not to compete and goodwill. The Company also agreed to pay additional consideration to the seller based on sales realized from the business acquired.

      On February 3, 1995, the Company purchased substantially all the assets and assumed substantially all the liabilities of the custom molding business of M.Y. Trondex Limited in Northampton, England and Glasgow, Scotland for approximately $2,700,000. The Company is operating the Northampton facility under a lease from the seller and the Glasgow facility under a lease from a third party. The Company will also pay additional consideration to the seller based on the sales realized from the business acquired.

4.    CLAIMS AND CONTINGENCIES

      The Company is involved in certain legal and administrative proceedings, including one proceeding with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. With respect to the Superfund site, the Company believes that its share of the cleanup costs should not be significant. The aggregate amount of the cleanup costs from these proceedings, which should be payable over several years, cannot be reasonably estimated. In the opinion of Management, the disposition of these matters should not have a material adverse effect on the Company's financial position.

5.    FOREIGN CURRENCY TRANSLATION

      The financial statements of the Company's United Kingdom subsidiary (see
      Note 3) are maintained in their functional currency (British pound sterling) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating British pound sterling financial statements into U.S. dollars, are accumulated in a separate component of stockholders' equity in accordance with Statement No. 52.

6.    OTHER INFORMATION

      In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement requires recognition of benefits provided by an employer to former or inactive employees after employment but before retirement. The statement must be implemented prior to the end of the 1995 fiscal year. Management believes that the impact of SFAS No. 112 will not be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1995
COMPARED TO SECOND QUARTER FISCAL 1994

     Net sales for the quarter ended February 28, 1995 totaled $37,890,000, an increase of 42.1% from net sales of $26,660,000 for the same period in fiscal 1994. The increase is due to continued strong growth in virtually all geographic and end-use markets that the Company serves and reflects an increase in selling prices to customers for custom molded products which became effective during the first fiscal quarter. Substantial sales increases from the second quarter of fiscal 1994 were experienced in both the Company's custom molded and integrated materials operations. Approximately 42% of the sales increase was attributable to the acquisition of a similar business in April 1994 and to the Astrofoam, Inc. and M.Y. Trondex acquisitions in September 1994 and February 1995, respectively (see Note 3 of the Notes to Consolidated Condensed Financial Statements). The M.Y Trondex acquisition was the Company's first acquisition of a custom molding business in a foreign country (see also
Note 5 of the Notes to Consolidated Financial Statements). Sales gains are expected to be favorable for the remainder of fiscal 1995 based on current customer order placement rates and prospects for continued strength in the economy.

     Gross profit for the quarter ended February 28, 1995 was $8,776,000, a 51.1% increase from $5,807,000 in the same quarter of fiscal 1994. The gross profit margin increased to 23.2% from 21.8% primarily due to the increase in net sales which resulted in a more efficient use of the Company's manufacturing capacity in both the Company's custom molded and integrated materials operations.

     Selling and administrative expenses increased $1,100,000 or 27.2% for the quarter ended February 28, 1995 but decreased as a percentage of net sales to 13.6% from 15.1% in the same period of the prior fiscal year. The dollar increase was due primarily to added employee costs in connection with the acquisitions of similar businesses in April and September 1994 and February 1995, and increased commissions associated with the higher sales level.

     Interest expense for the quarter ended February 28, 1995 was $569,000 compared to $312,000 in the second quarter of fiscal 1994. The increase of $257,000 was due to a higher level of outstanding debt coupled with higher interest rates.

     Income before income taxes for the quarter ended February 28, 1995 increased to $3,041,000 from $1,453,000 for the same period of fiscal 1994, an increase of 109.4%.

     The provision for income taxes for the quarter ended February 28, 1995 increased due to the increased income before income taxes.

     Net income for the quarter ended February 28, 1995 was $1,840,000, an increase of 103.8% from $903,000 for the same period of fiscal 1994. The increase was due primarily to the increase in net sales and gross profit.

     The net sales and net income for the three months ended February 28, 1995 are Company records for a second fiscal quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 1995
COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1994

     Net sales for the six months ended February 28, 1995 totaled $76,810,000, an increase of 37.3% from net sales of $55,948,000 for the same period in fiscal 1994. The increase is attributable to the same factors as resulted in the increase for the quarter ended February 28, 1995 and also reflects substantial sales increases from the first six months of fiscal 1994 in both the Company's custom molded and integrated materials operations. Approximately 44% of the sales increase was attributable to the acquisition of a similar business in April 1994 and to the Astrofoam, Inc. and M.Y. Trondex acquisitions in September 1994 and February 1995, respectively.

     Gross profit for the six months ended February 28, 1995 was $18,554,000, a 43.7% increase from $12,915,000 in the same quarter of fiscal 1994. The gross profit margin increased to 24.2% from 23.1% primarily due to the increase in net sales which resulted in a more efficient use of the Company's manufacturing capacity in both the Company's custom molded and integrated materials operations and to the consumption in the first quarter of raw materials purchased by the Company prior to a price increase from the Company's suppliers.

     Selling and administrative expenses increased $2,101,000 or 25.8% for the six months ended February 28, 1995 but decreased as a percentage of net sales to 13.3% from 14.5% in the same period of the prior fiscal year. The dollar increase was due primarily to increased employee costs and travel expenses in connection with the acquisitions of similar businesses in April and September 1994 and February 1995 and increased commissions associated with the higher sales level.

     Interest expense for the six months ended February 28, 1995 was $1,031,000 compared to $631,000 in the first six months of fiscal 1994. The increase of $400,000 was due to a higher level of outstanding debt coupled with higher interest rates.

     Income before income taxes for the six months ended February 28, 1995 increased to $7,141,000 from $4,153,000 for the same period of fiscal 1994, an increase of 72.0%.

     The provision for income taxes for the six months ended February 28, 1995 increased due to the increased income before income taxes.

     Net income for the six months ended February 28, 1995 was $4,341,000, an increase of 70.2% from $2,551,000 for the same period of fiscal 1994. The increase was due primarily to the increase in net sales and gross profit.

     The net sales and net income are Company records for a six-month period.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended February 28, 1995 net cash provided by operating activities amounted to $2,022,000 compared to $5,094,000 for the same period of fiscal 1994. Depreciation and amortization for the periods ended February 28, 1995 and 1994 amounted to $5,213,000 and $4,964,000 respectively. Because a substantial portion of cash flow provided from operations results from depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     As of February 28, 1995, the Company's accounts receivable and inventories increased due to the increased sales levels and the Astrofoam, Inc. and M.Y. Trondex acquisitions.

     Capital expenditures during the six months ended February 28, 1995 amounted to $10,804,000. Of this amount $8,942,816 related to machinery and equipment, including equipment acquired in the acquisitions. Capital expenditures for environmental control equipment amounted to $698,000.

     As of February 28, 1995, the Company had borrowed $30,402,000 under a credit agreement with its principal bank, including $10,162,000 out of $12,000,000 under a revolving credit facility. During the six months ended February 28, 1995, the Company increased its borrowing under the revolving credit facility by $8,712,000, including $1,500,000 to finance a substantial portion of the purchase price of the Astrofoam, Inc. acquisition and $2,712,000 to finance the M.Y. Trondex acquisition.

     Total long-term debt increased from $25,284,000 at August 31, 1994 to $31,975,000 at February 28, 1995 as a result of the increased borrowing under the revolving credit facility. The Company expects to convert $10,000,000 of the amount borrowed under the revolving credit facility to a term loan under the credit agreement with its principal bank so as to substantially increase the amount available under the revolving credit facility.

     Cash provided by operating activities as supplemented by the amount available under the revolving credit agreement should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and dividend payments.


INFLATION

     The impact of inflation on the Company's financial position and results of operations during the period discussed was not significant.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on December 15, 1994. The holders of 5,568,637 shares of the Company's Common Stock (approximately 90.59% of the shares entitled to be voted) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (i) the election of four persons to serve as directors for a three-year term expiring at the annual meeting of shareholders in 1997, (ii) the approval of the amendment of the Company's 1989 Stock Incentive Plan to increase the total number of shares of the Company's Common Stock which may be issued thereunder by an additional 300,000 shares and (iii) the ratification of the appointment of S. R. Snodgrass, A.C. as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1995 fiscal year.

     Karen L. Farkas, Robert W. Kampmeinert, David C. O'Leary and Harold F. Reed, Jr., the nominees of the Company's Board of Directors, were elected to serve as directors until 1997. There were no other nominees. Shares were voted as follows:

                                                                     Withhold
                     Name                         For                Vote For
            ----------------------            -----------            --------
            Karen L. Farkas                    5,520,205              48,432
            Robert W. Kampmeinert              5,532,005              36,632
            David C. O'Leary                   5,546,597              22,040
            Harold F. Reed, Jr.                5,540,597              28,040

     The amendment of the Company's 1989 Stock Incentive Plan to increase the total number of shares of the Company's Common Stock which may be issued thereunder by an additional 300,000 shares was approved: affirmative votes, 5,358,057 shares; negative votes, 90,844 shares; and abstained, 119,736 shares.

     The appointment of S. R. Snodgrass, A.C. as the independent public accountants for the 1995 fiscal year was ratified: affirmative votes, 5,553,097 shares; negative votes, 7,860 shares; and abstained, 7,680 shares.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      The exhibits listed below are filed as a part of this quarterly report.

Exhibit No.                                        Document
- - -----------                -------------------------------------------------------
   3.(ii)                  By-laws, as amended and restated effective December 15,
                           1994, filed herewith.

   10.6 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed herewith.*

   10.7 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed herewith.*

    11                     Computation of Net Income Per Share, filed herewith.

    27                     Financial Data Schedule, filed herewith.

____________

* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.



      (b)  Reports on Form 8-K

      No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended February 28, 1995.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tuscarora Incorporated
                                              (Registrant)



Date:  April 13, 1995                    By  /s/ John P. O'Leary, Jr.
                                             --------------------------
                                             John P.  O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer



Date:  April 13, 1995                    By  /s/ Brian C. Mullins
                                             --------------------------
                                             Brian C.  Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                            Tuscarora Incorporated
                 FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 1995



                                  EXHIBIT LIST



     The following exhibits are required to be filed with this quarterly report on Form 10-Q. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, as indicated in the index. Exhibits not incorporated herein by reference follow this index.


  Exhibit
    No.                                 Document
- - -----------     -------------------------------------------------------
   3.(ii)       By-laws, as amended and restated effective December 15,
                1994, filed herewith.

   10.6 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed herewith.*

   10.7 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed herewith.*

    11          Computation of Net Income Per Share, filed herewith.

    27          Financial Data Schedule, filed herewith.

_________

* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.