Form 10-Q
period 1995-05-31
TUSCARORA INC
filed 1995-07-13
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995

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

                                Yes  X   No
                                    ---     ---

          As of July 1, 1995, 6,153,754 shares of Common Stock, without par value, of the registrant were outstanding.

                             Tuscarora Incorporated
                             ----------------------

                                     INDEX


                                                                   Page

Part I.    Financial Information:

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           May 31, 1995 and August 31, 1994                          3

           Condensed Consolidated Statements of
           Income - Three and nine month periods
           ended May 31, 1995 and May 31, 1994                       4

           Condensed Consolidated Statements of
           Cash Flows - Nine Months ended May 31,
           1995 and May 31, 1994                                     5

           Notes to Condensed Consolidated Financial
           Statements                                              6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                 8-10

Part II.   Other Information:

           Item 1.  Legal Proceedings                               11

           Item 6.  Exhibits and Reports on Form 8-K                11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                             Tuscarora Incorporated
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      May 31,             August 31,
                                                                       1995                  1994
                                                                   -------------         ------------
                                                                    (Unaudited)
                                                  ASSETS
                                                  ------
Current Assets
  Cash and cash equivalents                                        $     202,582         $  3,671,490
  Trade accounts receivable, net of
    provision for losses                                              19,154,679           16,773,835
  Inventories                                                         21,022,627           14,270,863
  Prepaid expenses and other current assets                            2,062,505              919,084
                                                                   -------------         ------------
                                                                      42,442,393           35,635,272

Property, Plant and Equipment, net                                    64,836,373           55,356,331
Other Assets, net                                                      4,022,838            3,233,891
                                                                   -------------         ------------
           Total Assets                                            $ 111,301,604         $ 94,225,494
                                                                   =============         ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ----------- --- ------------- ------

Current Liabilities
  Current maturities of long-term debt                             $   3,614,679         $  3,667,977
  Accounts payable                                                    17,608,174           13,350,738
  Accrued income taxes                                                   328,313              301,610
  Accrued payroll and related taxes                                    1,293,279              747,693
  Other current liabilities                                              555,379            1,019,436
                                                                   -------------         ------------
                                                                      23,399,824           19,087,454

Long-Term Debt - less current maturities                              32,008,623           25,284,404
Deferred Income Taxes                                                  1,650,434            1,680,889
Supplemental Pension Benefits                                            933,846              992,798
                                                                   -------------         ------------
           Total Liabilities                                          57,992,727           47,045,545

Shareholders' Equity
  Preferred Stock - par value $.01 per share;
    authorized shares, 1,000,000; none issued                                 -                    -
  Common Stock - without par value; authorized
    shares, 20,000,000; issued shares, 6,198,618
    at May 31, 1995 and 6,193,714 at
    August 31, 1994                                                    6,198,618            6,193,714
  Capital surplus                                                      2,244,351            2,171,217
  Retained earnings                                                   45,243,726           39,234,310
  Cumulative foreign currency translation adjustment                      32,731                   -
                                                                   -------------         ------------
                                                                      53,719,426           47,599,241
  Less cost of reacquired shares of Common Stock;
    45,396 at May 31, 1995 and 46,625 at
    August 31, 1994                                                      410,549              419,292
                                                                   -------------         ------------
           Total Shareholders' Equity                                 53,308,877           47,179,949
                                                                   -------------         ------------

           Total Liabilities and Shareholders' Equity              $ 111,301,604         $ 94,225,494
                                                                   =============         ============

Note: The consolidated balance sheet at August 31, 1994 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                        Three Months Ended May 31,             Nine Months Ended May 31,
                                         1995                1994               1995                1994
                                     ------------        ------------       ------------        ------------
Net Sales                            $ 40,969,579        $ 30,343,459       $117,779,573        $ 86,290,991
Cost of Sales                          31,195,128          23,426,644         89,451,180          66,459,572
                                     ------------        ------------       ------------        ------------
        Gross profit                    9,774,451           6,916,815         28,328,393          19,831,419

Selling and Administrative
   Expenses                             5,267,184           4,062,381         15,497,172          12,191,354
Interest Expense                          647,976             358,541          1,679,263             989,713
Other (Income) Expense                     22,951               1,768            174,553               3,715
                                     ------------        ------------       ------------        ------------
                                        5,938,111           4,422,690         17,350,988          13,184,782
                                     ------------        ------------       ------------        ------------

        Income before income
          taxes                         3,836,340           2,494,125         10,977,405           6,646,637
Provision for Income Taxes              1,491,173             975,032          4,291,395           2,576,604
                                     ------------        ------------       ------------        ------------
        Net income                   $  2,345,167        $  1,519,093       $  6,686,010        $  4,070,033
                                     ============        ============       ============        ============

Net income per share
   of Common Stock                       $.38                $.25               $1.09               $.67
                                         ====                ====               =====               ====
Weighted average number of
   shares of Common Stock
   outstanding                         6,152,569           6,136,757          6,150,454           6,124,104
                                       =========           =========          =========           =========


See notes to condensed consolidated financial statements.

                            Tuscarora Incorporated
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                    Nine Months Ended May 31,
                                                                    1995                 1994
                                                                ------------         -----------
Operating Activities
   Net Income                                                   $  6,686,010         $ 4,070,033

   Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation                                                 7,501,718           6,953,399
      Amortization                                                   474,705             417,849
      Provision for losses on receivables                            392,820             185,000
      Decrease in deferred income taxes                              (30,455)           (306,292)
      Loss on sale of property, plant
         and equipment, net                                           43,695              13,042
      Stock compensation expense                                       7,717               7,930

   Changes in Operating Assets and Liabilities:
      Decrease (increase):
        Trade accounts receivable                                 (2,773,664)         (1,736,793)
        Inventories                                               (6,751,764)         (2,049,168)
        Prepaid expenses and other current assets                 (1,143,421)         (1,414,406)
        Other assets                                              (1,263,652)         (1,749,496)
      Increase (decrease):
        Accounts payable                                           4,257,436           2,447,194
        Accrued income taxes                                          26,703                  -
        Accrued payroll and related taxes                            545,586             (99,976)
        Other current liabilities                                   (464,057)            (20,734)
        Supplemental pension benefits                                (58,952)                 -
                                                                ------------         -----------
          Net cash provided by operating activities                7,450,425           6,717,582
                                                                ------------         -----------
Investing Activities
   Purchase of property, plant and equipment                     (17,199,392)         (9,010,870)
   Proceeds from sale of property, plant and
      equipment                                                      173,937              43,844
                                                                ------------         -----------
          Net cash (used for) investing activities               (17,025,455)         (8,967,026)
                                                                ------------         -----------
Financing Activities
   Proceeds from long-term debt                                    9,545,000           3,900,000
   Payments on long-term debt                                     (2,874,079)         (2,514,978)
   Dividends paid                                                   (676,594)           (611,641)
   Proceeds from sale of Common Stock                                 79,064              69,466
                                                                ------------         -----------
          Net cash provided by financing activities                6,073,391             842,847
                                                                ------------         -----------

Effect of foreign currency translation adjustment
   on cash and cash equivalents                                       32,731                  -
                                                                ------------         -----------
          Net (decrease) in cash and cash equivalents             (3,468,908)         (1,406,597)

Cash and Cash Equivalents at Beginning of Period                   3,671,490           2,030,021
                                                                ------------         -----------
Cash and Cash Equivalents at End of Period                      $    202,582         $   623,424
                                                                ============         ===========


See notes to condensed consolidated financial statements.

                            Tuscarora Incorporated
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet at May 31, 1995 and the consolidated statements of income and consolidated statements of cash flows for the periods ended May 31, 1995 and May 31, 1994 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1995 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the period ended May 31, 1995 are not necessarily indicative of the operating results for the full year.

2.    INVENTORIES

      Inventories are summarized as follows:

                                                         May 31,            August 31,
                                                          1995                 1994
                                                      ------------         ------------
      Finished goods                                  $  8,810,176         $  6,851,928
      Work in process                                      511,336              300,414
      Raw materials                                      9,099,267            6,050,686
      Supplies                                           2,601,848            1,067,835
                                                      ------------         ------------
                                                      $ 21,022,627         $ 14,270,863
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

4.    CLAIMS AND CONTINGENCIES

      The Company is involved in certain legal and administrative proceedings, including one proceeding with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. With respect to the Superfund site, the Company believes that its share of the cleanup costs should not be significant. The Company has accrued for the costs which can be reasonably estimated. In the opinion of Management, the disposition of these matters should not have a material adverse effect on the Company's financial position.

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

7.    SUBSEQUENT EVENT

      In June 1995, an employment related lawsuit in which significant money damages are sought was filed against the Company. The lawsuit is described in Item 1 of Part II of this report. In the opinion of Management, the disposition of this matter should not have a material adverse effect on the Company's financial position. No reserve has been established for this matter because the damages, if any, which may be recovered cannot be reasonable estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1995
COMPARED TO THIRD QUARTER FISCAL 1994

     Net sales for the quarter ended May 31, 1995 totaled $40,970,000, an increase of 35.0% from net sales of $30,343,000 for the same period in fiscal 1994. Approximately 50% of the increase in net sales is due to the Styro-Molders acquisition in April 1994 and to the Astrofoam, Inc. and M.Y. Trondex Ltd. acquisitions in September 1994 and February 1995, respectively (see Note 3 of the Notes to Consolidated Condensed Financial Statements). The M.Y. Trondex acquisition was the Company's first acquisition of a custom molding business in a foreign country (see also Note 5 of the Notes to Consolidated Condensed Financial Statements). The balance of the growth is a result of continued strong demand for the Company's products in all markets and geographic regions which the Company serves and the continued impact of higher selling prices to customers as a result of the Company passing on higher raw material costs to its customers in the first quarter of fiscal 1995 and again in late May 1995. Sales gains are expected to be favorable for the remainder of fiscal 1995 based on current customer order placement rates and prospects for continued strength in the economy.

     Gross profit for the quarter ended May 31, 1995 amounted to $9,774,000, a 41.3% increase from $6,917,000 in the same quarter of fiscal 1994. The gross profit margin increased to 23.9% in the current quarter from 22.8% in the same period of fiscal 1994. The gross profit margin continued to be favorably impacted by the high sales level (see the results of operations for the nine-month period ended May 31, 1995), but the increase in gross profit margin was partially offset by below-average margins at the Company's newly acquired United Kingdom facilities as the Company continues to make improvements to the efficiency of those operations.

     Selling and administrative expenses increased $1,205,000 or 29.7% for the quarter ended May 31, 1995 but decreased as a percentage of net sales to 12.9% from 13.4% in the same period of the prior fiscal year. The dollar increase was due primarily to added employee costs in connection with the acquisitions referred to above and increased commissions associated with the higher sales level.

     Interest expense for the quarter ended May 31, 1995 was $648,000 compared to $359,000 in the third quarter of fiscal 1994. The increase of $289,000 was due to a higher level of outstanding debt coupled with higher interest rates.

     Income before income taxes for the quarter ended May 31, 1995 increased to $3,836,000 from $2,494,000 for the same period of fiscal 1994, an increase of 53.8%.

     The provision for income taxes for the quarter ended May 31, 1995 increased due to the increased income before income taxes.

     Net income for the quarter ended May 31, 1995 was $2,345,000, an increase of 54.4% from $1,519,000 for the same period of fiscal 1994. The increase was due primarily to the increases in net sales and gross profit.

     The net sales and net income for the three months ended May 31, 1995 were Company records for a third fiscal quarter.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 1995
COMPARED TO NINE MONTHS ENDED MAY 31, 1994

     Net sales for the nine months ended May 31, 1995 totaled $117,780,000, an increase of 36.5% from net sales of $86,291,000 for the same period in fiscal 1994. Approximately 44% of the increase in net sales is due to the Styro-Molders acquisition in April 1994 and to the Astrofoam, Inc. and M.Y. Trondex Ltd. acquisitions in September 1994 and February 1995, respectively. The balance of the increase is attributable to strong demand throughout the period for the Company's products in all markets and geographic regions which the Company serves and higher selling prices to customers as a result of the Company passing on higher raw material costs to its customers in the first quarter of fiscal 1995 and again in late May 1995.

     Gross profit for the nine months ended May 31, 1995 amounted to $28,328,000, a 42.8% increase from $19,831,000 in the same period of fiscal 1994. The gross profit margin increased to 24.1% in the current nine month period from 23.0% in the same period of fiscal 1994. The gross profit margin was favorably impacted by the high sales level which resulted in more efficient utilization of the Company's manufacturing capacity in both the Company's custom molding and integrated materials operations and by the consumption in the first quarter of raw materials purchased by the Company during the 1994 fiscal year in advance of price increases from the Company's suppliers.

     Selling and administrative expenses increased $3,306,000 or 27.1% for the nine months ended May 31, 1995 but decreased as a percentage of net sales to 13.2% from 14.1% in the same period of the prior fiscal year. The dollar increase was due primarily to added employee costs in connection with the acquisitions referred to above and increased commissions associated with the higher sales level.

     Interest expense for the nine months ended May 31, 1995 was $1,679,000 compared to $990,000 in the same period of fiscal 1994. The increase of $689,000 was due to a higher level of outstanding debt coupled with higher interest rates.

     Income before income taxes for the nine months ended May 31, 1995 increased to $10,977,000 from $6,647,000 for the same period of fiscal 1994, an increase of 65.2%.

     The provision for income taxes for the nine months ended May 31, 1995 increased due to the increased income before income taxes.

     Net income for the nine months ended May 31, 1995 was $6,686,000, an increase of 64.3% from $4,070,000 for the same period of fiscal 1994. The increase was due primarily to the increases in net sales and gross profit.

     The net sales and net income for the nine months ended May 31, 1995 were Company records for a nine-month fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended May 31, 1995, net cash provided by operating activities amounted to $7,450,000 compared to $6,718,000 for the same period of fiscal 1994. Depreciation and amortization for the periods ended May 31, 1995 and 1994 amounted to $7,976,000 and $7,371,000, respectively. Because a substantial portion of cash flow provided from operations results from depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the nine months ended May 31, 1995, the Company's accounts receivable, inventories and accounts payable increased due to the Astrofoam, Inc. and M.Y. Trondex, Ltd. acquisitions and the higher sales level. Accounts payable and raw material inventories also increased substantially during the third fiscal quarter due to the purchase of large quantities of raw materials in anticipation of a price increase from the Company's raw material suppliers.

     Capital expenditures during the nine months ended May 31, 1995 amounted to $17,199,000. Of this amount $13,690,000 related to machinery and equipment, including equipment acquired in the acquisitions. Capital expenditures for environmental control equipment amounted to $1,333,000.

     As of May 31, 1995, the Company had borrowed $30,515,000 under a credit agreement with its principal bank, including $10,995,000 out of an available $12,000,000 under a revolving credit agreement. During the nine months ended May 31, 1995, the Company increased its borrowing under the revolving credit facility by $9,545,000, including $1,500,000 to finance a substantial portion of the purchase price of the Astrofoam, Inc. acquisition and a total of $3,145,000 to finance the M.Y. Trondex Ltd. acquisition.

     Total long-term debt increased from $25,284,000 at August 31, 1994 to $32,009,000 at May 31, 1995 as a result of the increased borrowing under the revolving credit facility. Since May 31, 1995, the Company has increased the amount available under the revolving credit agreement from $12,000,000 to $14,000,000, borrowed additional funds under the revolving credit facility and converted $12,000,000 of the amount borrowed under the revolving credit facility to a new ten-year term loan under the credit agreement. After these changes, $12,005,000 remained available under the revolving credit facility.

     Cash provided by operating activities as supplemented by the amount available under the revolving credit facility should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and dividend payments.


INFLATION

     The impact of inflation on the Company's financial position and results of operations during the periods discussed was not significant.

                          PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     On June 13, 1995, a Complaint was filed against the Company in Edwina Wilhoit v. Tuscarora, Inc., a civil action in the United States District Court for the Eastern District of Tennessee in Greeneville, Tennessee (No. 2:95-CV-226). The plaintiff, an employee at the Company's Greeneville, Tennessee plant, alleges sexual harassment and assault by the Company's plant manager, in June 1994 in violation of Title VII of the 1964 Federal Civil Rights Act, as amended, the Tennessee Human Rights Act and Tennessee common law. The Complaint also alleges a past pattern of sexual harassment by the plant manager. The plaintiff seeks $1,000,000 in compensatory damages and $4,000,000 in punitive damages from the Company as well as an award of attorneys' fees.

     The Company has had a sexual harassment policy which has been vigorously enforced for many years. The Company believes it promptly, reasonably and effectively responded to all incidents of alleged sexual harassment referred to in the Complaint and should have no liability for damages as a result of the alleged harassment and assault in June 1994. The plant manager was immediately suspended and then discharged following investigation of the incident. The Company intends to vigorously contest the lawsuit and, after filing an Answer to the Complaint, expects to file a Motion for Summary Judgment.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
            The following exhibits are filed as a part of this report:

              Exhibit No.                     Document
              -----------                     --------
                  11           Computation of Net Income Per Share.

                  27           Financial Data Schedule.


     (b)  Reports on Form 8-K
          -------------------

          No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended May 31, 1995.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tuscarora Incorporated
                                              (Registrant)



Date:  July  13, 1995                    By  /s/ JOHN P.  O'LEARY, JR.
                                             --------------------------
                                             John P.  O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer



Date:  July  13, 1995                   By   /s/ BRIAN C.  MULLINS
                                             --------------------------
                                             Brian C.  Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                             Tuscarora Incorporated
                    FORM 10-Q FOR QUARTER ENDED MAY 31, 1995



                                 EXHIBIT INDEX


        The following exhibits are filed as a part of this quarterly report on Form 10-Q.


  Exhibit
    No.                                       Document
  -------                                     --------
    11                       Computation of Net Income Per Share.

    27                       Financial Data Schedule.