Form 10-K
period 1995-08-31
TUSCARORA INC
filed 1995-11-29
CIK 821538

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended August 31, 1995
                              OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

Commission file number 0-17051

                             TUSCARORA INCORPORATED
             (Exact name of registrant as specified in its charter)

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

Registrant's telephone number, including area code: 412-843-8200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  __X__   No _____.

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                 The registrant estimates that as of October 27, 1995, the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $104,417,616.

                 As of October 27, 1995, 6,184,486 shares of Common Stock of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------

                 Portions of the registrant's Annual Report to Shareholders for its fiscal year ended August 31, 1995 are incorporated by reference into Parts I and II of this Annual Report.

                 Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on December 14, 1995 are incorporated by reference into Part III of this annual report.

                                     PART I

ITEM 1.  BUSINESS.

                 Tuscarora Incorporated (the "Company") was incorporated in 1962 as Tuscarora Plastics, Inc. The corporate name was changed in 1992 to reflect changes in the Company's business.

                 The Company designs and manufactures products for interior protective packaging and for material handling and other applications. Most of the products are custom molded products made from expanded foam plastic materials but other products are made by integrating multiple materials to meet customer requirements. The Company also supplies customers with custom molded foam plastic thermal insulation products and components and manufactures rigid plastic products for material handling applications and component parts.

                 The Company has been manufacturing custom molded products since its inception and is the largest manufacturer in the United States of custom molded products made from expanded foam plastic materials. Integrated materials products and rigid plastic products were not manufactured by the Company prior to 1991.

CUSTOM MOLDED PRODUCTS

                 PACKAGING AND MATERIAL HANDLING PRODUCTS. The packaging products are primarily foam plastic shapes which are used to protect a wide range of finished consumer and industrial goods during shipment. The products are designed to reduce or eliminate damage that may occur during shipment and handling as a result of shock, vibration or wide temperature fluctuations. The goods which are packaged include computers and computer peripherals, consumer electronic items such as television sets, VCR'S and satellite dishes, kitchen appliances such as refrigerators, microwave ovens and blenders, office equipment such as copiers and fax machines, outboard motors, vaccine containers, military equipment, valves, cosmetics, liquid chemicals, toys, seedlings and perishable pharmaceuticals. Most of the shapes are unique in that they are custom made for each particular application. The Company's customers generally ship their goods utilizing the Company's interior protective packaging products in exterior shipping containers.

                 The material handling products are also primarily unique foam plastic shapes which serve many of the same purposes and functions as the packaging products but are designed primarily for use in intra-plant or inter-plant movement of components rather than for shipment of finished goods. These products are widely used by automobile manufacturers and by their suppliers to transport parts to assembly plants. They also frequently serve as parts positioning carriers for automated assembly. The material handling products are generally more durable than the packaging products and are usually reusable, providing a cost-effective means of transporting materials that are sensitive or difficult to handle.

                 The packaging and material handling products possess an unusual combination of useful properties such as exceptional lightness, impact resistance and shock absorbency, toughness and strength, thermal insulating efficiency, temperature tolerance, buoyancy and chemical and biological neutrality. The cost of the products to the customer is often less than alternative types of materials because, pound for pound, less foam plastic material is required to provide equal or better protection. The Company's complex shapes can also be easily and quickly handled thus reducing the customer's labor costs. Because foam plastic packaging shapes frequently require less space and are lighter than most other packaging materials, the customer is also often able to reduce its product shipping costs. Similarly, properly designed foam plastic material handling devices often increase total yield per transportation container, thus reducing intra-plant or inter-plant freight cost.

                 THERMAL INSULATION PRODUCTS AND COMPONENTS. The thermal insulation products are foam plastic shapes used primarily in the manufacture of refrigeration equipment such as home and commercial refrigerators, freezers, air conditioners and water coolers. Insulated shippers are manufactured for sale to shippers of temperature sensitive materials like certain food and pharmaceutical products. Thermal insulation products are also manufactured for building construction applications where the insulating performance of a rigid or unusually shaped part is required. For example, these products are used as insulation in prefabricated metal buildings, as core materials for factory manufactured steel exterior doors and as insulation set into poured concrete or block walls.

                 Foam plastic shapes are used as interior, trim and under-the-hood components in automobiles. In particular, the shapes are placed behind and under the interior assemblies of automobiles to provide added passenger protection. Flotation and seating assemblies are made for marine applications.

                 The Company also has arrangements with three of its raw material suppliers under which the Company manufactures custom molded foam plastic energy absorbing automobile bumper cores for customers of the suppliers which are North American assembly plants of leading domestic and foreign automobile manufacturers. Under these arrangements, the Company receives a fee for converting its suppliers' raw materials into the final product.

 INTEGRATED MATERIALS PRODUCTS

                 Like most of the Company's custom molded products, integrated materials products are made for interior packaging and material handling applications to protect goods during shipment and handling. These products are made from corrugated paperboard, molded and/or fabricated foam plastic shapes, rigid plastic shapes, wood and other materials used singularly or in combination. The products are also generally custom designed to meet the shipping and handling requirements for a broad range of customer products similar to those protected by the Company's custom molded products.

                 These products are generally economical in relatively smaller quantities than custom molded products. Although they generally require more material and labor to produce, they rarely require the production of expensive tooling. Therefore, the total cost of a project to the customers will normally be less if required quantities are relatively small.

RIGID PLASTIC PRODUCTS

                 The rigid plastic products are custom made for material handling applications and component parts. A typical example of a material handling application is the manufacture of durable rigid material handling trays to withstand multiple shipping cycles and to provide precise part positioning for handling by automated manufacturing equipment. Products such as housings for electronic instruments and garage door panels are also made from rigid plastic.

CONTRIBUTION TO NET SALES

                 During the 1995, 1994 and 1993 fiscal years, packaging and material handling products have contributed approximately 88%, 87% and 86%, respectively, of the Company's net sales.

                 During the 1995, 1994 and 1993 fiscal years, sales of the integrated materials products have accounted for 19.0%, 13.2% and 7.77%, respectively, of the Company's net sales. The increases reflect the Company's emphasis on growing the integrated materials business. The growth has resulted primarily from business acquisitions and increased sales from the acquired operations.

MANUFACTURING

                 The Company emphasizes design engineering and has sales offices and related design centers at seven locations where experienced personnel study and evaluate the requirements of the Company's customers.
These facilities have been used primarily for the design and building of prototype foam shapes for use in the custom molding operations and for the testing of these prototypes but in recent years have also been used extensively in developing the Company's integrated materials and rigid plastic products.

                 CUSTOM MOLDED PRODUCTS. Custom molding meets the needs of the Company's customers who require large quantities of custom designed foam plastic shapes. Products can be formed to practically any desired shape.

                 Generally, after a shape has been developed and an order is received, the Company designs and builds one or more aluminum production molds. These molds, most of which are purchased and owned by the customer, are then shipped to one of the Company's custom molding facilities, generally the facility nearest the customer, for required production. The Company presently makes all its molds at a single mold making facility.

                 Custom molded foam plastic products are produced by causing raw material beads, which have been expanded to a preselected density and stored prior to use, to be blown into an aluminum production mold in an automatic molding machine. Time controlled heat (in the form of steam) is applied to the beads in the mold, causing the beads to further expand, soften and fuse together to form the shape of the product which is then removed from the molding machine. The properties of the products depend on the raw material used and the density selected. Custom molded products made from raw materials other than EPS generally require stabilization in special curing rooms before the products can be packed for storage or shipment (see "Raw Materials" below).

                 Significant capital expenditures for molding machines and other process equipment are required to manufacture custom molded products (see "Capital Expenditures" below). Process equipment includes air compressors, steam boilers, cooling towers, conveyors, drying equipment and a wide variety of other standard industrial machinery items. The major items of expense in the manufacture of the custom molded products are the raw materials from which the products are made, labor and the utilities needed to operate the process equipment.

                 The Company makes use of Computer Aided Design ("CAD") and Computer Aided Manufacturing ("CAM") equipment at its design centers and mold making facility and has acquired design to manufacturing (D-T-M) systems for some of these facilities.

                 OTHER PRODUCTS. The manufacture of the integrated materials and rigid plastic products is less capital intensive, requiring lower capital expenditures. In the integrated materials operations, the machinery and equipment consists primarily of machining and fabricating equipment and corner post and base pad machines. Fabrication of foam plastic involves the cutting of shapes from billets of foam plastic using specialized cutting tools and hot wire equipment.

                 The rigid plastic products are made primarily by thermoforming which is the process of taking a rigid sheet of hard thermoplastic such as ABS or high density polyethylene, heating it and then vacuum and/or pressure forming it around a mold. Blow molding and other techniques are also utilized.

                 The major items of expense in the manufacture of the integrated materials and rigid plastic products are raw materials and labor.

                 MANUFACTURING FACILITIES. The Company has 20 custom molding facilities, eight facilities for the manufacture of integrated materials products and two facilities where rigid plastic products are manufactured. The facilities are generally strategically situated near manufacturing facilities of the Company's customers. Molded foam plastic shapes and rigid plastic shapes made for integrated materials products are shipped from the facility where these shapes are made to the appropriate integrated materials facility.

                 The Company's manufacturing facilities ensure timely delivery of products to customers and enable the Company to provide products at a lower shipping cost than more distant competitors. There is also significant production flexibility among the Company's facilities since molds and/or molding machines and other manufacturing equipment can be moved quickly from one facility to another to facilitate production and assure supply to customers.

                 All the Company's manufacturing facilities have warehousing capacity for inventories of finished goods. This enables the Company to respond to the delivery needs of customers.

                 Distribution of products is made from the Company's manufacturing facilities and warehouses to customers by Company operated tractor-trailers and by common carrier. Most of the Company operated tractor-trailers are leased.

GEOGRAPHICAL EXPANSION

                 Prior to the 1990 fiscal year, all the Company's manufacturing facilities were in the United States east of the Mississippi River. During the 1990 fiscal year, the Company acquired a custom molding facility in Las Cruces, New Mexico and during the 1994 fiscal year, the Company acquired a custom molding and integrated materials facility in Colorado Springs, Colorado. A custom molding facility was also opened in the 1994 fiscal year in Juarez, Mexico. Integrated materials products are also presently manufactured in Juarez. During the 1995 fiscal year, the Company acquired a custom molding business in the United Kingdom (see "Acquisitions" below).

                 The Las Cruces facility was acquired to enable the Company to serve domestic customers that had opened "Maquiladora" operations just across the U.S. Mexican border. Maquiladora programs enable domestic companies to ship component parts in bond into Mexico, assemble them and then ship them back in bond to the United States. The facility in Juarez will serve the Maquiladora customers as well as customers manufacturing and selling their products in Mexico. The Colorado Springs facility enables the Company to serve the growing high tech and medical equipment industries in the Mountain States. The acquisition in the United Kingdom provides the Company with a meaningful entry into that market.

                 The Company formed a subsidiary, Tuscarora Limited, to acquire the business in the United Kingdom and conducts its business in Mexico through a subsidiary, Tuscarora International, Inc. The Company has no other subsidiaries which play an important role in the Company's business.

                 The location of all the Company's manufacturing facilities, as well as the sales offices and related design centers, is set forth under Item 2 of this annual report.

MARKETS AND CUSTOMERS

                 The Company serves major industry groups including the high technology, consumer electronics, major appliances and automotive industries. Significant advances in sales in each of these markets, particularly in the high technology market, was achieved during the 1995 fiscal year. Products are sold to over 2,500 customers in the United States, Canada, Mexico and the United Kingdom. Sales are made primarily by the Company's own sales force which, including supporting technical personnel at the Company's design centers, consists of approximately 64 salaried employees. Sales in certain geographic areas are handled by sales representatives paid on a commission basis who are assisted and supported by

Company personnel. Customers make extensive use of the design centers which help the customers develop and test the products that best meet their specific needs.

                 During the 1995 fiscal year, no customer accounted for more than 9%, and the Company's 10 top customers accounted for 34.2%, of the Company's net sales.

COMPETITION

                 The Company's packaging and material handling products compete with similar products made by others as well as with a number of other types of products including corrugated die cuts, wood or corrugated crates with block and brace framing, fabricated sheet polyethylene and urethane foams and foam-in-place urethane packaging systems. A number of the companies producing competing products, particularly paper and corrugated packaging products, are well established and have substantially greater financial resources than the company.

                 Thermal insulation products for use in refrigeration equipment and building construction represent a small portion of the overall market for insulation products. Because of the specialized nature of this market, the Company competes primarily with other manufacturers of similar foam plastic products, rather than with manufacturers of alternate insulation products.

                 The majority of the volume of similar foam plastic products is produced by independent manufacturers who generally market their products in a particular geographical area from a single or limited number of plants. Competition among the producers of similar products is based primarily on customer service, product engineering and price.

                 The components manufactured by the Company for automobiles and other markets can be provided by other vendors using alternative materials at competitive prices. Although the Company's products work well in these applications, they are not unique or proprietary.

RAW MATERIALS

                 The Company has manufactured custom molded products from expanded polystyrene ("EPS") since the Company was incorporated. EPS, which is received by the Company in an unexpanded state, is a petroleum-based, rigid, closed cell, cellular plastic with properties which depend on its density. in its raw form, the material has an appearance much like table salt, but each bead contains hundreds of microscopic cells. Under conditions of time-controlled heat, the beads can be expanded to many times their original size with no increase in weight. In its raw form, the material has a density of 38 to 40 pounds per cubic foot, but through the expansion process this density can be reduced to less than one pound per cubic foot. The optimum cushioning characteristics for packaging and material handling applications are obtained in the 1.0 to 1.75 pounds per cubic foot range, while optimum thermal insulation is achieved at about 2.0 pounds per cubic foot. The Company expands the beads to various densities and stores them until the final products are produced.

                 Although EPS is subject to attack by certain solvents and strong oxidizing acids, it is for most purposes chemically and biologically neutral. To the knowledge of the Company, EPS meets all applicable requirements for food packaging which have evolved from the Food, Drug and Cosmetics Act of 1938. EPS is combustible but modified raw materials are available which are specifically formulated to self-extinguish when the source of ignition is eliminated. These modified raw materials are normally specified where the end product may be exposed to a potential ignition source.

                 Other resins developed by the Company's raw material suppliers became commercially available in the mid-1980s. These resins are also petroleum based and include expanded polypropylene ("EPP"), expanded polyethylene ("EPE"), ARCEL(TM) and high heat-resistant styrene-based moldable resins. EPP and EPE are polyolefin resins and ARCEL(TM) is a co-polymer of polyethylene and polystyrene. ARCEL(TM) and the heat-resistant styrene-based resins, like EPS, are received by the Company in an unexpanded state whereas EPP and EPE raw material beads have already been expanded prior to receipt by the Company and do not need further expansion.

                 EPS is used in manufacturing packaging and material handling products as well as thermal insulation products and certain components. EPE and low density EPP are used primarily in making packaging shapes for fragile electronic items or where multiple impact protection is required and in making flotation assemblies for marine applications. ARCEL(TM) is used primarily in making the reusable material handling shapes where greater durability and toughness are required. Higher density grades of EPP are used in making the automobile bumper cores where greater energy absorption and higher temperature tolerance are necessary. The heat-resistant styrene-based resins are used primarily in making the shapes which are used as interior, trim and under-the-hood components in automobiles. The raw materials are also used in the manufacture of certain of the integrated materials products.

                 The raw materials other than EPS are significantly more expensive than EPS, and products made from these raw materials sell at higher prices and generally have a higher profit margin than products made from EPS. During the 1995 fiscal year, approximately 20% of the Company's net sales of custom molded products were attributable to products made from these premium raw materials.

                 There are five principal suppliers in the United States of the raw materials for the Company's custom molded products:

ARCO Chemical Company, a subsidiary of Atlantic Richfield Company; BASF Corporation, a U.S. subsidiary of BASF, AG (Germany); Huntsman Chemical Corporation; Kaneka Corporation, a U.S. subsidiary of Kanegafuchi Chemical Industry Co., Ltd. (Japan); and JSP International, Inc., a U.S. subsidiary of Japan Styrene Paper Ltd. EPS and the heat-resistant styrene-based resins are generally available to any prospective purchaser. EPP, EPE and ARCEL(TM) are available to the Company and other similar manufacturers under non-exclusive license agreements with one or more of these suppliers. The Company has never experienced a shortage of raw materials and does not foresee that any shortage will occur.

                 The Company reuses virtually all of its own scrap as well as used products returned by customers (see "Environmental Considerations" below). In addition, ARCO Chemical Company has developed and sells to the Company EPS resins using recycled material. These resins are intended to meet proposals being advocated in certain states that all packaging eventually contain a percentage of recycled material.

                 Because the raw materials for the Company's custom molded products are petroleum based, their availability could be affected by a crude oil shortage. Nonetheless, based on its experiences in the past when there were crude oil shortages, the Company does not believe that it would be materially adversely affected by future crude oil shortages. The raw materials are considered high value-added products by their manufacturers, and thus the manufacturers have in the past and would likely continue to make the raw materials available even during a period of restricted oil supply.

                 The price of foam plastic resins can also vary depending on the worldwide supply and demand for certain petrochemical feedstocks such as ethylene and benzene. For instance, a shortage of styrene monomer (a compound of ethylene and benzene) caused the price of EPS to increase substantially during the 1987 and 1988 fiscal years. The price of EPS was stable during the 1994 and 1993 fiscal years however, average EPS prices increased substantially in the 1995 fiscal year due to increased demand for styrene monomer on the world market relative to production capacity. The Company passed the increased prices along to its customers through higher selling prices. The prices of the raw materials other than EPS have not changed significantly since these materials became commercially available.

                 The raw materials for the integrated materials products (including foam billets purchased in blocks for fabrication) and rigid plastic products are readily available.

 CAPITAL EXPENDITURES

                 Capital expenditures for property, plant and equipment during the 1995, 1994 and 1993 fiscal years amounted to $22,791,000, $14,049,000 and
$12,356,000, respectively.

                 Capital expenditures for machinery and equipment, including machinery and equipment acquired in acquisitions, during the 1995, 1994 and 1993 fiscal years amounted to $18,869,000, $10,722,000 and $8,187,000, respectively. During the 1995 fiscal year, $6,590,000 of these capital expenditures were for automatic molding machines, including machines acquired in the M.Y. Trondex Ltd. acquisition (see "Acquisitions" below) and next-generation vacuum transfer molding machines for a new EPS custom molding facility in Lewisburg, Tennessee. The remainder of these capital expenditures during the 1995 fiscal year were as follows: (i) $7,688,000 for other process equipment used in the manufacture of custom molded products,
(ii) $2,849,000 for machinery and equipment to manufacture the Company's integrated materials and rigid plastic products, including machinery and equipment acquired in the Astrofoam acquisition (see "Acquisitions" below) and (iii) $1,742,000 for environmental control equipment (see "Environmental Considerations" below).

                 Capital expenditures for land, buildings and improvements during the 1995, 1994 and 1993 fiscal years amounted to $3,922,000, $3,327,000 and $4,169,000, respectively. The 1995 fiscal year expenditures included an aggregate of $2,005,000 expended in connection with the new EPS custom molding facility in Lewisburg, Tennessee, a new integrated materials facility in Burlington, Wisconsin and a move to a new mold making location in Sun Prairie, Wisconsin.

ACQUISITIONS

                 The Company made two acquisitions of similar businesses during the 1995 fiscal year. In September 1994, the Company purchased substantially all the assets and assumed substantially all the liabilities of the specialty corrugated and foam packaging business of Astrofoam, Inc. in Holden, Massachusetts. In February 1995, the Company purchased substantially all the assets and assumed substantially all the liabilities of the custom molding business of M.Y. Trondex Ltd. in Northampton, England and Glasgow, Scotland.

                 The Company made two acquisitions of similar businesses during the 1994 fiscal year. In September 1993, the Company purchased the corrugated packaging business and related machinery and equipment of Box Pack Incorporated in Greeneville, Tennessee. In April 1994, the Company purchased substantially all the assets and assumed substantially all the liabilities of the custom molding and fabricating business of Styro-Molders Corporation in Colorado Springs, Colorado.

                 The Company made one acquisition of a similar business during the 1993 fiscal year. In October 1992, the Company purchased the custom molded foam polypropylene business and related machinery and equipment of Sentinel Products Corporation in St. Johnsville, New York.


                 Acquisitions accounted for approximately 42% of the increase in the Company's net sales during the 1995 fiscal year. For purposes of this calculation, the net sales from the Styro-Molders business during the first 7-1/2 months of the 1995 fiscal year were included.

                 For further information with respect to the above acquisitions, see Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1995 fiscal year. Said Note 9 is incorporated in this item by reference.

                 The Company will continue to look for acquisitions of similar and/or related businesses.

SEASONALITY

                 The Company's net sales and net income are subject to some seasonal variation. The Company's business generally declines in December due to a reduction in manufacturing activity by its customers, and this usually adversely affects the Company's net sales and net income during the second quarter of the fiscal year. Net income in the second fiscal quarter is also adversely affected by higher operating costs during the winter months. See
Note 13 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1995 fiscal year. Said Note 13 is incorporated in this item by reference.

EMPLOYEES

                 As of August 31, 1995, the Company had approximately 1,511 employees, of which approximately 1,435 are full time employees and approximately 1,191 are paid on an hourly basis. Of the hourly employees, approximately 311 at six manufacturing facilities are covered by five collective bargaining agreements with five different unions. One agreement expires on November 30, 1995 but a new agreement has been ratified covering the three-year period ending November 30, 1998. The other four agreements expire at various dates from December 1995 through October 1998. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

ENVIRONMENTAL CONSIDERATIONS

                 The Company has obtained or applied for air quality permits for all its custom molding facilities except its new facilities in England and Scotland where air quality permits are not required. The permits restrict the amount of pentane which may be released from the Company's raw materials and have resulted in capital expenditures for batch pre-expanders which allow the

Company to use low pentane content raw materials in the manufacturing process. Air quality permits have not been required in connection with the manufacture of the Company's integrated materials and rigid plastics products.

                 The Company has acquired recycling equipment for all its custom molding and all but one of its integrated materials facilities. The equipment includes (i) EPS regrinders which enable the Company to reuse in-house scrap and products returned by customers and (ii) EPS densifiers which enable the Company to compact products returned by customers for return to the Company's EPS raw material suppliers for remanufacture into recycled content raw material. Regrinding equipment for ARCEL(TM) has been installed at one of the Company's custom molding facilities. In-house scrap resulting from the manufacture of the Company's rigid plastic products is returned to the raw material suppliers for these products for recycling.

                 During the 1995, 1994 and 1993 fiscal years, the Company's capital expenditures for environmental matters, including batch pre-expanders and recycling equipment, amounted to $1,742,000, $1,064,000 and $1,443,000, respectively. Amounts charged to selling and administrative expenses for environmental matters, primarily for services in connection with maintaining the air quality permits, are not significant. Capital expenditures for environmental matters during the 1996 fiscal year are not expected to exceed $500,000.

                 In September 1994, the Company commenced a program under which environmental compliance audits will be conducted at all the Company's manufacturing facilities. At the end of the 1995 fiscal year, four audits had been completed. The audits which were conducted by an environmental consulting firm, did not result in plans for any significant additional expenditures for environmental matters.

                 The Company's recycling efforts are part of a nationwide effort by the EPS industry to recover foam plastic packaging for reuse or recycling. The Company is a founding member of the Association of Foam Packaging Recyclers (AFPR) whose members operate collection centers throughout the United States that accept used foam packaging and recycle it in-house into new foam packaging, densify it for shipment to EPS resin suppliers for manufacture into recycled-content EPS or process it for sale to manufacturers of other products.

                 The Company's foam plastic products may also be safely landfilled or incinerated. The Company's integrated materials products may be recycled, safely landfilled or incinerated and the rigid plastic products may also be recycled.

                 There has been public concern that using chloro-fluoro-carbons ("CFCS") in the manufacture of plastic products may deplete the Earth's upper atmospheric ozone layer. The Company does not use, nor has it ever used, CFCs in the manufacture of any of its products.

ITEM 2.  PROPERTIES.

                 The Company's headquarters are located at 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

                 The Company has custom molding facilities at the following locations:

   Colorado Springs, Colorado                         Marion, Ohio
   Putnam, Connecticut                                New Brighton, Pennsylvania
   Conyers, Georgia                                   Greeneville, Tennessee
   Streator, Illinois                                 Lewisburg, Tennessee
   Martinsville, Indiana                                (two facilities)
   Chesaning, Michigan                                Sterling, Virginia
   Tupelo, Mississippi                                Pardeevile, Wisconsin
   Las Cruces, New Mexico                             Juarez, Mexico
   Cortland, New York                                 Northampton, England
   Butner, North Carolina                             Glasgow, Scotland

During the 1995 fiscal year, the Company (i) opened a new EPS custom molding facility in Lewisburg, Tennessee (at the same time transforming the original Lewisburg facility opened in 1972 from a combined polyolefins/EPS molding facility into a dedicated polyolefins plant) and (ii) acquired the facilities in England and Scotland in connection with the acquisition of a similar business in February 1995 (see "Acquisitions" under Item 1).

                 The Company has integrated materials facilities at the following locations:

       Colorado Springs, Colorado                         Beaver, Pennsylvania
       Conyers, Georgia                                   Greeneville, Tennessee
       Holden, Massachusetts                              Burlington, Wisconsin
       Saginaw, Michigan                                  Juarez, Mexico

During the 1995 fiscal year, the Company (i) reopened its former custom molding facility in Saginaw, Michigan as an integrated materials facility, (ii) finished transferring its integrated materials facility in Antioch, Illinois to the facility in Burlington, Wisconsin which was acquired in September 1994 and
(iii) acquired the facility in Holden, Massachusetts in connection with the acquisition of a similar business in September 1994 (see "Acquisitions" under Item 1).

                 The custom molding and integrated materials facilities in Colorado Springs, Colorado and Juarez, Mexico are at the same location. The custom molding and integrated materials facilities in Conyers, Georgia and Greeneville, Tennessee are located at different sites.

                 Rigid plastic products are also manufactured at the facilities in Beaver, Pennsylvania and Burlington, Wisconsin.

                 The Company's mold making facility is in Sun Prairie, Wisconsin. This facility is considered a manufacturing facility because most of the custom molds are sold to and owned by the Company's customers. During the 1995 fiscal year, the Company upgraded its mold making operations in Sun Prairie by moving to a larger facility.

                 Most of the custom molding facilities are owned by the Company while most of the integrated materials facilities are leased. The manufacturing facilities which the Company leases are at the following locations:

       Colorado Springs, Colorado                         Lewisburg, Tennessee
       Conyers, Georgia                                     (EPS facility)
         (integrated materials)                           Burlington, Wisconsin
       Holden, Massachusetts                              Sun Prairie, Wisconsin
       Beaver, Pennsylvania                               Juarez, Mexico
       Greeneville, Tennessee                             Northampton, England
         (integrated materials)                           Glasgow, Scotland

The leases expire at various dates from January 1996 through August 2007. In all but a few cases, the leases may be extended at the Company's option. The Company has options to purchase all the leased facilities except the facilities in Beaver, Pennsylvania, Sun Prairie, Wisconsin, Juarez, Mexico and Glasgow, Scotland. The Company generally makes substantial leasehold improvements to and exercises its options to purchase leased facilities.

                 The Company's sales offices and related design centers are located at the Company's headquarters in New Brighton, Pennsylvania, at the manufacturing facilities in Colorado Springs, Colorado, Holden, Massachusetts, Burlington, Wisconsin and Northampton, England and at separate facilities in Conyers, Georgia and Holly, Michigan.

                 The Company has warehouse facilities at each manufacturing location as well as in other locations. The Company continues to own properties in Essex, Connecticut, Louisville, Kentucky, Baltimore, Maryland and Durham, North Carolina where former manufacturing operations have been discontinued. Three of these properties are currently leased to third parties.

                 Substantially all the Company's long-term debt is secured by mortgages and security interests in certain of the Company's property, plant and equipment.

                 The Company believes that the facilities referred to above are generally well suited for their respective uses and that they are generally adequately sized and designed to provide the operating efficiencies necessary for the Company to be competitive. The Company continually upgrades and expands its facilities as necessary to meet the demand for its products.

 ITEM 3.         LEGAL PROCEEDINGS.

                 EMPLOYMENT CLAIMS. On June 13, 1995, a Complaint was filed against the Company in EDWINA WILHOIT V. TUSCARORA, INC., a civil action in the United States District Court for the Eastern District of Tennessee in Greeneville, Tennessee. The plaintiff, an employee at one of the Company's manufacturing facilities in Greeneville, Tennessee, alleges sexual harassment and assault by the Company's plant manager in June 1994 in violation of Title VII of the 1964 Federal Civil Rights Act, as amended, the Tennessee Human Rights Act and Tennessee common law. The Complaint also alleges a past pattern of sexual harassment by the plant manager. The plaintiff seeks $1,000,000 in compensatory damages and $4,000,000 in punitive damages from the Company as well as an award of attorneys' fees. The Company has a sexual harassment policy which has been in force for many years. The Company believes it promptly, reasonably and effectively responded to all incidents of alleged sexual harassment and assault referred to in the Complaint. In particular, the plant manager was immediately suspended and then discharged following investigation of the incident in June 1994. The Company is vigorously contesting the lawsuit and has filed an Answer to the Complaint denying any liability. The Company expects to file a Motion for Summary Judgment after discovery has been completed.

                 On October 3, 1995, a Complaint was filed against the Company in L. MARIE ROBERTS V. TUSCARORA INCORPORATED, JOE ALCOTT AND LARRY MOONEYHAN, a civil action in the State Court of Rockdale County, Georgia. The Plaintiff, a former employee at one of the Company's manufacturing facilities in Conyers, Georgia, alleges sexual harassment by defendants Alcott and Mooneyhan, the plaintiff's supervisor and the Company's plant manager, respectively, and sexual assault by defendant Alcott. It is alleged that the Company knew of the individual defendants' actions and did nothing to remedy the situation. The plaintiff alleges various causes of action under Georgia law and seeks an unspecified amount of compensatory and punitive damages. After investigation, in accordance with its policy, the Company took prompt and effective action to end any harassment by Mr. Alcott by terminating his employment. The Company determined after investigation that Mr. Mooneyhan was not at fault. On the basis that the plaintiff alleged a cause of action under Title VII of the 1964 Federal Civil Rights Act, as amended, the Company removed the lawsuit to the United States District Court for the Northern District of Georgia, Atlanta Division. The Company is vigorously contesting the lawsuit and has filed an Answer to the Complaint denying any liability in the District Court. The plaintiff is contesting the removal of the lawsuit to the District Court and seeking remand of the lawsuit to the State Court.

                 ENVIRONMENTAL CLAIMS. Since 1992, the Company has been involved in cost recovery litigation with the United States Environmental Protection Agency (the "USEPA") and other parties over clean up costs at the Smith's Farm Superfund Site in Bullitt
County, Kentucky. The litigation was commenced in February 1992 in the United States District Court for the Western District of Kentucky under the caption AKZO COATINGS, INC. ET AL. V. AC&S, INC. ET AL. In 1988, the Company may have generated small amounts of scrap product and warehouse demolition waste debris that were transported to the site from the Company's custom molding facility in Louisville, Kentucky where operations have since been discontinued. The Company denies that either the scrap product or the demolition debris contained hazardous substances. In the fall of 1994, the USEPA advised the Company that it had developed an allocation for the site under which the Company would be a DE MINIMIS party. Eighteen DE MINIMIS parties, including the Company, have entered into settlement discussions with the USEPA and are negotiating an Administrative Order on Consent ("AOC"). The Company believes that a settlement will be reached with the USEPA during the Company's fiscal year ended August 31, 1996 and that the Company's liability for clean up costs at the site under that settlement will be in range of $50,000 to $150,000. It is expected that any AOC would contain a covenant not-to-sue and contribution protection.

                 Since 1991, the Company has been involved in discussions with the Connecticut Department of Environmental Protection ("CTDEP") which could result in the Company performing certain remedial actions at the Company's former custom molding facility in Essex, Connecticut. This facility, which was leased by the Company in 1979 and then purchased in 1984, is presently leased by the Company to a third party. The CTDEP alleges that prior to 1968, wastes, including metals and cyanides, were deposited by a prior owner in two unlined lagoons located on the property (which lagoons were subsequently closed) and that such condition creates a potential source of pollution to waters of the state. The USEPA has also inspected the property under its CERCLIS program and has concluded that groundwater contamination exists in the vicinity of the former lagoons and that organic and inorganic contaminants are present in some sediment and surface water samples. It is not clear what if any remedial action may be required by the CTDEP or the USEPA. The Company believes, however, that any expenditures for cleanup costs which it might undertake or be required to undertake would not be significant and would be payable over several years. The Company has notified the prior owner of this matter and of its potential liability to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------
                 No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended August 31, 1995.


                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------
                 In accordance with Instruction 3 to Item 401(b) of Regulation S-K, information with respect to the executive officers of the Company is set forth below.

       Name                      Age            Office with the Company
--------------------             ---       -------------------------------------
John P. O'Leary, Jr.             48        President and Chief Executive Officer
Brian C. Mullins                 54        Vice President and Treasurer
James H. Brakebill               58        Vice President, Manufacturing
David C. O'Leary                 46        Vice President, Sales and Marketing

                 John P. O'Leary, Jr. became President and Chief Executive Officer of the Company in January 1990; he was Vice President from November 1983 to January 1990. He has been a director of the Company since 1974 and became Chairman of the Board of Directors in August 1994.


                 Brian C. Mullins has been Vice President and Treasurer of the Company since November 1979. Mr. Mullins is the Company's chief financial and accounting officer.

                 James H. Brakebill has been Vice President, Manufacturing of the Company since April 1994; he was Vice President of Technology from October 1986 to April 1994. Mr. Brakebill is responsible for all manufacturing operations of the Company.

                 David C. O'Leary has been Vice President, Sales and Marketing of the Company since April 1994; he was Vice President-Southern Division from January 1990 to April 1994 and Vice President-Eastern Division of the Eastern Region from November 1983 to January 1990. Mr. O'Leary is responsible for all sales and marketing activities of the Company.

                 John P. O'Leary, Jr. and David C. O'Leary are brothers.

                 The executive officers are elected annually by the Board of Directors at an organization meeting which is held immediately after each Annual Meeting of Shareholders.

                                   PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS
                 -------------------------------------------------
                 The Company's Common Stock is traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers ("NASDAQ"). The Common Stock trades under the NASDAQ symbol TUSC. As of August 31, 1995, there were 838 holders of record of the Company's Common Stock.

                 Information with respect to the market prices of, and the cash dividends paid with respect to, the Company's Common Stock during the fiscal years ended August 31, 1995 and 1994 appears under Note 13-Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements on page 18 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1995 and is incorporated herein by reference.

ITEM 6.          SELECTED FINANCIAL DATA
                 -----------------------
                 The selected financial data required by this Item 6 is furnished by the "Eleven Year Consolidated Financial Summary" which appears on the bottom half of the inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1995 and is incorporated herein by reference.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION
                 -------------------------------------------------
                 The Management's Discussion and Analysis of Results of Operations and Financial Condition required by this Item 7 appears on pages 19 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1995 and is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                 -------------------------------------------
                 The following financial statements and related notes and report appear on the pages indicated in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1995 and are incorporated herein by reference:

                                                                  Page(s) in
                                                                 Annual Report
  Financial Statements and Related Report                       to Shareholders
-------------------------------------------------               ---------------
Consolidated Statements of Income for the
         fiscal years ended August 31, 1995,
         1994 and 1993  . . . . . . . . . . . . . . . . . . . . .     8
Consolidated Balance Sheets as of August 31,
         1995 and 1994  . . . . . . . . . . . . . . . . . . . . .     9
Consolidated Statements of Cash Flows for the
         fiscal years ended August 31, 1995, 1994
         and 1993 . . . . . . . . . . . . . . . . . . . . . . . .    10
Consolidated Statements of Shareholders' Equity
         for the fiscal years ended August 31, 1995,
         1994 and 1993  . . . . . . . . . . . . . . . . . . . . .    11
Notes to Consolidated Financial Statements  . . . . . . . . . . .   12-18
Report of Independent Accountants . . . . . . . . . . . . . . . .    19

                 The supplementary financial information required by this Item 8 is included in Note 13 - Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements and is also incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE
                 ------------------------------------------------
                 There were no such events and therefore this Item 9 is not applicable.

                                   PART III

ITEMS 10 THROUGH 13.

                 In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I of this annual report) because the Company has already filed its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on December 14, 1995, which includes such information, with the Commission. Such information is incorporated herein by reference, except for the information required to be included in the Proxy Statement by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K
                 ------------------------------------------------------

                 The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1)           Financial Statements:

                 The consolidated financial statements of the Company and its subsidiaries, together with the report of S.R. Snodgrass, A.C., dated October 12, 1995, appearing on pages 8 through 19 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1995 are incorporated herein by reference (see Item 8 above).

(a)(2)           Financial Statement Schedules:

                                                                   Page in this
       Schedules and Related Report                               Annual Report
-------------------------------------------------                 -------------
Schedule II - Valuation Account for the
              fiscal years ended August 31, 1995,
              1994 and 1993                                            S-1
Report of Independent Accountants on Schedules                         S-2

                 All other Financial Statement Schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in the Company's Annual Report to Shareholders for its fiscal year ended August 31, 1995.

(a)(3)           Exhibits:

Exhibit
  No.                                 Document
-------          -------------------------------------------------------------
3(i)             Restated Articles of Incorporation, filed herewith.

3(ii) By-Laws, as Amended and Restated effective December 15, 1994, filed as Exhibit 3(ii) to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.

4.1 Articles 5th through 10th of the Company's Restated Articles of Incorporation and Section 7.01 of the Company's By-Laws
                 (included in Exhibits 3(i) and 3(ii) above, respectively).

 Exhibit
  No.                                        Document
-------          ---------------------------------------------------------------------
4.2              Secured Term Loan, Revolving Credit and Line of Credit Agreement,
                 dated July 27, 1983, between the Company and Mellon Bank N.A.,
                 (the "Mellon Credit Agreement"), Filed as Exhibit 4.2 to the
                 Company's annual report on Form 10-K for the fiscal year
                 ended August 31, 1988 and incorporated herein by reference.

4.3              First Amendment, dated September 4, 1984, to the Mellon Credit
                 Agreement, filed as Exhibit 4.3 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

4.4              Second Amendment, dated October 2, 1985, to the Mellon Credit
                 Agreement, filed as Exhibit 4.4 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

4.5              Third Amendment, dated as of January 30, 1987, to the Mellon Credit
                 Agreement, filed as Exhibit 4.5 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

4.6              Fourth Amendment, dated as of August 31, 1987, to the Mellon Credit
                 Agreement, filed as Exhibit 4.6 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

4.7              Fifth Amendment, dated as of February 29, 1988, to the Mellon Credit
                 Agreement, filed as Exhibit 4.7 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

4.8              Sixth Amendment, dated as of July 12, 1989, to the Mellon Credit
                 Agreement, filed as Exhibit 4.8 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1989 and incorporated herein by reference.

4.9              Seventh Amendment, dated as of May 31, 1990, to the Mellon Credit
                 Agreement, filed as Exhibit 4.1 to the Company's quarterly report on
                 Form 10-Q for the fiscal quarter ended May 31, 1990 and incorporated hereby by reference.

 Exhibit
  No.                                        Document
-------          -----------------------------------------------------------------
4.10             Term Note due June 1, 2000, filed as Exhibit 4.4 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended
                 May 31, 1990 and incorporated herein by reference.

4.11 Letter, dated August 28, 1990, amending the Seventh Amendment to the Mellon Credit Agreement, filed as Exhibit 4.13 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990 and incorporated herein by reference.

4.12             Eighth Amendment, dated as of August 1, 1991, to the Mellon Credit
                 Agreement, filed as Exhibit 4.13 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference.

4.13             Ninth Amendment, dated as of December 18, 1991, to the Mellon Credit
                 Agreement, filed as Exhibit 19 to the Company's quarterly report on
                 Form 10-Q for the fiscal quarter ended February 29, 1992 and incorporated herein by reference.

4.14             Tenth Amendment, dated as of August 18, 1992, to the Mellon Credit
                 Agreement, with the form of Term Note due July 1, 2002 attached, filed as Exhibit 4.15 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.

4.15             Eleventh Amendment, dated as of February 26, 1993, to the Mellon
                 Credit Agreement, filed as Exhibit 4.16 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1993 and incorporated herein by reference.

4.16             Twelfth Amendment, dated as of June 30, 1994, to the Mellon Credit
                 Agreement, with the form of Term Note due July 1, 2004 attached, filed as Exhibit 4.16 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.

4.17             Thirteenth Amendment, dated as of May 31, 1995, to the Mellon Credit
                 Agreement, with the form of Revolving Credit Note, dated June 8, 1995, and the form of Term Note due July 1, 2005 attached, filed herewith.

Exhibit
  No.                                      Document
-------          --------------------------------------------------------------
10.1             1985 Incentive Stock Plan, as adopted by the Company's
                 Board of Directors on August 22, 1985 and approved by the
                 Company's shareholders on October 31, 1985, filed on
                 June 20, 1988 as part of Exhibit 10.1 To Amendment No. 1
                 to Registration Statement No. 33-17138 on Form S-1 and
                 incorporated herein by reference.*

10.2             1985 Incentive Stock Option Plan, as amended by the Company's
                 Board of Directors on October 29, 1987, filed on June 20, 1988 as part of Exhibit 10.2 to Amendment No. 1 to Registration
                 Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*

10.3             1989 Stock Incentive Plan, as amended by the Company's Board of
                 Directors on October 13, 1994, filed herewith.*

10.4             Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1991, filed as
                 Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference.*

10.5             Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as
                 Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and corporated herein by reference.*

10.6             Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as
                 Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7 Written description of supplemental retirement benefit for Thomas P. Woolaway, filed herewith.*

Exhibit
  No.                                        Document
-------          ---------------------------------------------------------------
10.8             Indemnification and Insurance Agreement, dated August 12, 1988, between the Company and John P. O'Leary, Sr. (substantially identical agreements have been entered into with all the Company's directors), filed as Exhibit 10.3 to the Company's annual report on
                 Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

11               Statement re Computation of Earnings Per Share, filed herewith.

13               Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1995 which are expressly incorporated in this annual report by reference, filed herewith.

21               List of subsidiaries of the Company, filed herewith.

23               Consent of S.R. Snodgrass, A.C., filed herewith.

24               Powers of Attorney, filed herewith.

27               Financial Data Schedule, filed herewith.

_____________
  * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

                 The Company agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which are not filed as a part of this annual report.

                 Copies of the exhibits filed as a part of this annual report are available at a cost of $.20 per page to any shareholder of record upon written request to Brian C. Mullins, Vice President and Treasurer, Tuscarora Incorporated, 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

(b)              Reports on Form 8-K:

                 No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended August 31, 1995.

                                  SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tuscarora Incorporated



                                       By /s/  JOHN P. O'LEARY,JR.
                                          ------------------------------------
                                               John P. O'Leary, Jr., President
                                                 and Chief Executive Officer

Date:  November 27, 1995

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on November 27, 1995:



/s/  John P. O'Leary, Jr.                        /s/  Brian C. Mullins
-----------------------------                    -----------------------------
     John P. O'Leary, Jr.                             Brian C. Mullins
    (Director and Chief                              (Principal Financial
     Executive Officer)                              Officer and Principal
                                                      Accounting Officer)


James T. Anderson, Jr.
Thomas S. Blair
David I. Cohen
Abe Farkas
Karen L. Farkas
Robert W. Kampmeinert
David C. O'Leary
Harold F. Reed, Jr.
James I. Wallover
Thomas P. Woolaway



By /s/  BRIAN C. MULLINS
   -----------------------------
        Brian C. Mullins,
        Attorney-in-Fact

                            TUSCARORA INCORPORATED
                        SCHEDULE II - VALUATION ACCOUNT
                  YEARS ENDED AUGUST 31, 1995, 1994 AND 1993


                                Balance at            Charged to                                   Balance at
                                Beginning             Costs and                                       End
Description                     of Period             Expenses             Deductions(1)           of Period
-----------                     ----------            ---------            -------------           ----------
Allowance for
doubtful accounts

 Year Ended
 August 31, 1995                $646,991              $287,782             $240,098                $694,675

 Year Ended
 August 31, 1994                 643,386               180,000              176,395                 646,991

 Year Ended
 August 31, 1993                 655,893               205,000              217,507                 643,386

----------------------------
  (1)  Uncollected receivables written off, net of recoveries.


                REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES



Tuscarora Incorporated
New Brighton, Pennsylvania


                 Our report on the consolidated financial statements of Tuscarora Incorporated and subsidiaries has been incorporated by reference in this Form 10-K from the Company's 1995 Annual Report to Shareholders and appears on page 19 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 20 of this annual report on Form 10-K.

                 In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.


                                        /s/  S.R. SNODGRASS, A.C.
                                        ---------------------------------
Beaver Falls, Pennsylvania                   S.R. Snodgrass, A.C.,
October 12, 1995                             Certified Public Accountants

                            TUSCARORA INCORPORATED
               FORM 10-K FOR FISCAL YEAR ENDED AUGUST 31, 1995

                                EXHIBIT INDEX

        The following exhibits are required to be filed with this annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934 as amended, as indicated in the index. Exhibits not incorporated herein by reference follow the index.


(a)(3)  Exhibits:


Exhibit
  No.                                   Document
-------         -----------------------------------------------------------
 3(i)           Restated Articles of Incorporation, filed herewith.

 3(ii) By-Laws, as Amended and Restated effective December 15, 1994, filed as Exhibit 3(ii) to the Company's quartely report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.

 4.1 Articles 5th through 10th of the Company's Restated Articles of Incorporation and Section 7.01 of the Company's By-Laws
                (included in Exhibits 3(i) and 3(ii) above, respectively).

 4.2            Secured Term Loan, Revolving Credit and Line of Credit
                Agreement, dated July 27, 1983, between the Company and
                Mellon Bank, N.A., (the "Mellon Credit Agreement"), filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

 4.3            First Amendment, dated September 4, 1984, to the Mellon
                Credit Agreement, filed as Exhibit 4.3 to the Company's annual report on Form 10-K for the fiscal year ended
                August 31, 1988 and incorporated herein by reference.


Exhibit No.                              Document
-----------            -------------------------------------------------------
    4.4                Second Amendment, dated October 2, 1985 to the
                       Mellon Credit Agreement, filed as Exhibit 4.4 to
                       the Company's annual report on Form 10-K for the
                       fiscal year ended August 31, 1988 and incorporated
                       herein by reference.

    4.5 Third Amendment, dated as of January 30, 1987, to the Mellon Credit Agreement, filed as Exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

    4.6 Fourth Amendment, dated as of August 31, 1987, to the Mellon Credit Agreement, filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

    4.7 Fifth Amendment, dated as of February 29, 1988, to the Mellon Credit Agreement, filed as Exhibit 4.7 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

    4.8 Sixth Amendment, dated as of July 12, 1989, to the Mellon Credit Agreement, filed as Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1989 and incorporated herein by reference.

    4.9 Seventh Amendment, dated as of May 31, 1990, to the Mellon Credit Agreement, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended May 31, 1990 and incorporated herein by reference.

    4.10 Term note due June 1, 2000, filed as Exhibit 4.4 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended May 31, 1990 and incorporated herein by reference.

    4.11               Letter, dated August 28, 1990, amending the Seventh
                       Amendment to the Mellon Credit Agreement, filed as
                       Exhibit 4.13 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1990 and incorporated herein by reference.



Exhibit No.                              Document
-----------            -------------------------------------------------------
    4.12               Eighth Amendment, dated as of August 1, 1991, to
                       the Mellon Credit Agreement, filed as Exhibit 4.13
                       to the Company's annual report on Form 10-K for
                       the fiscal year ended August 31, 1991 and
                       incorporated herein by reference.

    4.13 Ninth Amendment, dated as of December 18, 1991, to the Mellon Credit Agreement, filed as Exhibit 19 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 29, 1992 and incorporated herein by reference.

    4.14 Tenth Amendment, dated as of August 18, 1992, to the Mellon Credit Agreement, with the form of Term
                       Note due July 1, 2002 attached, filed as Exhibit 4.15 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.

    4.15 Eleventh Amendment, dated as of February 26, 1993, to the Mellon Credit Agreement, filed as Exhibit 4.16 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1993 and incorporated herein by reference.

    4.16 Twelfth Amendment, dated as of June 30, 1994, to the Mellon Credit Agreement, with the form of Term
                       Note due July 1, 2004 attached, filed as Exhibit 4.16 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.

    4.17 Thireteenth Amendment, dated as of May 31, 1995, to the Mellon Credit Agreement, with the form of Revolving Credit Note, dated June 8, 1995, and the form of Term Note due July 1, 2005 attached, filed herewith.

    10.1               1985 Incentive Stock Plan, as adopted by the
                       Company's Board of Directors on August 22, 1985 and approved by the Company's shareholders on October 31, 1985, filed on June 20, 1988 as part of Exhibit 10.1 to Amendment No. 1 to Registration
                       Statement No. 33-17138 on Form S-1 and
                       incorporated herein by reference.*



Exhibit
  No.                                   Document
-------         -----------------------------------------------------------
10.2            1985 Incentive Stock Option Plan, as amended by the Company's
                Board of Directors on October 29, 1987, filed on June 20,
                1988 as part of Exhibit 10.2 to Amendment No. 1 to
                Registration Statement No. 33-17138 on Form S-1 and
                incorporated herein by reference.*

10.3            1989 Stock Incentive Plan, as amended by the Company's Board of
                Directors on October 13, 1994; filed herewith.*

10.4 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1991, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference.*

10.5 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.6 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7 Written description of supplemental retirement benefit for Thomas P. Woolaway, filed herewith.*

10.8 Indemnification and Insurance Agreement, dated August 12, 1988, between the Company and John P. O'Leary, Sr. (substantially identical agreements have been entered into with all the Company's directors), filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

11              Statement re Computation of Earnings Per Share, filed herewith.



Exhibit
  No.                                   Document
-------         -----------------------------------------------------------
  13            Those portions of the Annual Report to
                Shareholders for the Fiscal year ended August 31, 1995
                which are expressly incorporated in this
                annual report by reference, filed herewith.

  21 List of subsidiaries of the Company, filed herewith.

  23            Consent of S.R. Snodgrass, A.C., filed herewith.

  24            Powers of Attorney, filed herewith.

  27            Financial Data Schedule, filed herewith.

-------------

  * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b) (10) (iii) of Regulation S-K.
