Form 10-Q
period 1995-11-30
TUSCARORA INC
filed 1996-01-16
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995

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

          As of January 2, 1996, 6,239,913 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED

                                     INDEX


                                                                   Page

Part I.    Financial Information:

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           November 30, 1995 and August 31, 1995                     3

           Condensed Consolidated Statements of
           Income - Three months ended November 30,
           1995 and November 30, 1994                                4

           Condensed Consolidated Statements of
           Cash Flows - Three months ended November 30,
           1995 and November 30, 1994                                5

           Notes to Condensed Consolidated Financial
           Statements                                               6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                   8-9

Part II.   Other Information:

           Item 6.  Exhibits and Reports on Form 8-K                10

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                             Tuscarora Incorporated
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         November 30,          August 31,
                                                                                             1995                 1995
                                                                                         ------------         ------------
                                                                                          (Unaudited)
                                                                     ASSETS
                                                                     ------
Current Assets
  Cash and cash equivalents                                                              $  1,211,468         $  2,659,767
  Trade accounts receivable, net of
    provision for losses                                                                   23,997,346           23,463,267
  Inventories                                                                              17,304,209           18,018,610
  Prepaid expenses and other current assets                                                 2,291,627            1,452,542
                                                                                         ------------         ------------
                                                                                           44,804,650           45,594,186

Property, Plant and Equipment, net                                                         68,090,822           67,591,194

Other Assets, net                                                                           4,462,574            4,535,879
                                                                                         ------------         ------------
           Total Assets                                                                  $117,358,046         $117,721,259
                                                                                         ============         ============


                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      ----------- --- ------------- ------

Current Liabilities
  Current maturities of long-term debt                                                   $  4,821,571         $  4,819,255
  Accounts payable                                                                         11,825,408           15,515,024
  Accrued income taxes                                                                      2,014,563              365,986
  Accrued payroll and related taxes                                                           459,343              490,190
  Other current liabilities                                                                 1,678,390            2,013,544
                                                                                         ------------         ------------
                                                                                           20,799,275           23,203,999

Long-Term Debt - less current maturities                                                   35,408,647           36,510,150
Deferred Income Taxes                                                                       1,855,271            1,849,078
Supplemental Pension Benefits                                                                 927,591              976,730
Other Long-Term Liabilities                                                                   403,267              407,941
                                                                                         ------------         ------------
           Total Liabilities                                                               59,394,051           62,947,898

Shareholders' Equity
  Preferred Stock - par value $.01 per share;
    authorized shares, 1,000,000; none issued                                                      -                    -
  Common Stock - without par value; authorized
    shares, 20,000,000; issued shares, 6,201,460
    at November 30, 1995 and 6,200,158 at
    August 31, 1995                                                                         6,201,460            6,200,158
  Capital surplus                                                                           2,115,205            2,259,502
  Retained earnings                                                                        49,953,824           46,799,379
  Foreign currency translation adjustment                                                    (109,170)            (100,460)
                                                                                         ------------         ------------
                                                                                           58,161,319           55,158,579
  Less cost of reacquired shares of Common Stock;
    13,177 shares at November 30, 1995 and 27,532
    at August 31, 1995                                                                        197,324              385,218
                                                                                         ------------         ------------
           Total Shareholders' Equity                                                      57,963,995           54,773,361
                                                                                         ------------         ------------
           Total Liabilities and Shareholders' Equity                                    $117,358,046         $117,721,259
                                                                                         ============         ============

Note: The consolidated balance sheet at August 31, 1995 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                       Three Months Ended November 30,
                                                                                       1995                       1994
                                                                                   ------------               ------------

Net Sales                                                                          $ 47,295,716               $ 38,919,823
Cost of Sales                                                                        35,338,756                 29,141,468
                                                                                   ------------               ------------
           Gross profit                                                              11,956,960                  9,778,355

Selling and Administrative Expenses                                                   6,114,268                  5,092,917
Interest Expense                                                                        708,067                    461,889
Other (Income) Expense                                                                   (8,821)                   123,804
                                                                                   ------------               ------------
           Total expenses                                                             6,813,514                  5,678,610
                                                                                   ------------               ------------

           Income before income taxes                                                 5,143,446                  4,099,745
Provision for Income Taxes                                                            1,989,001                  1,598,901
                                                                                   ------------               ------------
           Net income                                                              $  3,154,445               $  2,500,844
                                                                                   ============               ============

Net income per share                                                                    $.51                       $.41
                                                                                        ====                       ====

Weighted average number of shares of
   Common Stock outstanding                                                          6,181,618                  6,148,073
                                                                                     =========                  =========


See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Three Months Ended November 30,
                                                                                       1995                        1994
                                                                                   -----------                 -----------
Operating Activities
   Net Income                                                                      $ 3,154,445                 $ 2,500,844

   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                                   2,799,084                   2,429,463
      Amortization                                                                     145,225                     177,750
      Provision for losses on receivables                                              120,521                     170,000
      Increase (decrease) in deferred income taxes                                       6,193                     (76,211)
      Gain on sale of property, plant and
         equipment, net                                                                 (5,755)                     (6,357)
      Stock compensation expense                                                         2,840                       2,512

   Changes in operating assets and liabilities, net
    of effects of business acquisition:
      Decrease (increase):
        Trade accounts receivable                                                     (675,543)                 (1,655,146)
        Inventories                                                                    704,190                     (68,974)
        Prepaid expenses and other current assets                                     (841,380)                 (1,124,581)
        Other assets                                                                   (65,466)                    128,216
      Increase (decrease):
        Accounts payable                                                            (3,670,349)                 (3,614,813)
        Accrued income taxes                                                         1,648,582                   1,256,500
        Accrued payroll and related taxes                                              (29,855)                     (1,613)
        Other current liabilities                                                     (289,915)                    845,694
        Supplemental pension benefits                                                  (49,139)                    (34,154)
        Other long-term liabilities                                                         -                           -
                                                                                   -----------                 -----------
          Net cash provided by operating activities                                  2,953,679                     929,130
                                                                                   -----------                 -----------

Investing Activities
   Purchase of property, plant and equipment                                        (3,346,623)                 (3,515,659)
   Business acquisition, net of cash acquired                                               -                   (2,226,438)
   Proceeds from sale of property, plant and
      equipment                                                                          5,755                      11,000
                                                                                   -----------                 -----------
          Net cash (used for) investing activities                                  (3,340,868)                 (5,731,097)
                                                                                   -----------                 -----------

Financing Activities
   Proceeds from long-term debt                                                             -                    3,000,000
   Payments on long-term debt                                                       (1,099,186)                   (812,047)
   Proceeds from sale of Common Stock                                                   42,059                      25,124
                                                                                   -----------                 -----------
          Net cash provided by (used for) financing activities                      (1,057,128)                  2,213,077
                                                                                   -----------                 -----------

Effects of Foreign Currency Exchange Rate Changes
   on Cash and Cash Equivalents                                                         (3,982)                         -

          Net (decrease) in cash and cash equivalents                               (1,448,299)                 (2,588,890)

Cash and Cash Equivalents at Beginning of Period                                     2,659,767                   3,671,490
                                                                                   -----------                 -----------
Cash and Cash Equivalents at End of Period                                         $ 1,211,468                 $ 1,082,600
                                                                                   ===========                 ===========


See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Condensed Consolidated Financial Statements

           The condensed consolidated balance sheet at November 30, 1995 and the consolidated statements of income and consolidated statements of cash flows for the periods ended November 30, 1995 and November 30, 1994 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1995 and for the periods presented have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995.

           The results of operations for the period ended November 30, 1995 are not necessarily indicative of the operating results to be expected for the full year.

2.    Inventories

           Inventories are summarized as follows:

                                             November 30,          August 31,
                                                1995                 1995
                                             ------------         ------------
      Finished goods                         $ 10,036,308         $  9,317,095
      Work in process                             516,975              421,524
      Raw materials                             5,086,865            6,576,578
      Supplies                                  1,664,061            1,703,413
                                             ------------         ------------
                                             $ 17,304,209         $ 18,018,610
                                             ============         ============

3.    Claims and Contingencies

           Two lawsuits are pending against the Company involving claims of sexual discrimi-nation and harassment in which compensatory and punitive damages are sought. The Company is vigorously contesting these lawsuits and believes that, consistent with a policy in place for many years, it promptly, reasonably and effectively responded to all incidents alleged. Other employment related claims are pending before Federal and State agencies.

           The Company is also involved in legal and administrative proceedings, including one with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. With respect to these matters, the Company believes that its share of the costs should not be significant. The Company has accrued for its estimated share of the costs resulting from the environmental claims.

           In the opinion of Management, the disposition of the employment and environmental claims should not have a material adverse effect on the Company's financial position.

4.    Reclassification

           Certain amounts in the Consolidated Statements of Cash Flows for the three months ended November 30, 1994 have been reclassified to be consistent with the presentation for the three months ended November 30, 1995.

5.    Subsequent Event

           On December 1, 1995, the Company exchanged 51,177 shares of its Common Stock and a small amount of cash having an aggregate value of $1,275,000 for all the outstanding capital stock of Alpine Packaging, Inc., a designer and manufacturer of specialty corrugated packaging, custom assembled wood pallets and technical/military specifica-tion packaging in Colorado Springs, Colorado. The Company will issue additional shares of its Common Stock to the Alpine shareholders based on the operating results of the business acquired, accounted for as a separate entity, for each of the years 1995 through 1998. The Company will continue the business acquired at the same location under a long-term lease. The acquisition will be accounted for as a purchase transaction.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1996
COMPARED TO FIRST QUARTER FISCAL 1995

     Net sales for the quarter ended November 30, 1995 totaled $47.3 million, an increase of 21.5% from net sales of $38.9 million for the same quarter of fiscal 1995. Approximately 62% of the increase in net sales was attributable to continued growth in most of the markets and geographic regions which the Company serves. The balance of the increase in net sales is a result of the acquisition of M. Y. Trondex Ltd., a similar business in Northampton, England and Glasgow, Scotland in February 1995. Based on current customer order placement rates and anticipated continued economic strength, sales gains are expected to be favorable for the balance of fiscal 1996.

     Gross profit for the quarter ended November 30, 1995 was $12.0 million, a 22.3% increase from $9.8 million in the first quarter of fiscal 1995. The gross profit margin increased to 25.3% from 25.1% primarily due to the increased sales level which resulted in improvements in manufacturing efficiency in both the Company's custom molding and integrated materials operations and to a lesser extent, lower EPS raw material costs per pound throughout the quarter. This improvement in the gross profit margin was achieved despite below-average profit margins at the UK operations.

     Selling and administrative expenses increased $1.0 million or 20.1% for the quarter ended November 30, 1995, but decreased as a percentage of net sales to 12.9% compared to 13.1% for the same period in fiscal 1995. The dollar increase was primarily due to the expenses added as a result of the acquisition in February 1995.

     Interest expense for the quarter ended November 30, 1995 was $708,000 compared to $462,000 in the first quarter of fiscal 1995. The increase of $246,000 or 53.2% was due to an increase in long-term debt incurred in fiscal 1995 and to higher interest rates throughout the quarter than in the first quarter of fiscal 1995.

     Income before income taxes for the quarter ended November 30, 1995 increased to $5.1 million from $4.1 million for the same period of fiscal 1995, an increase of $1.0 million or 25.5%. The provision for income taxes for the quarter ended November 30, 1995 increased due to the increased income before income taxes.

     Net income for the quarter ended November 30, 1995 was $3.2 million, an increase of 26.1% from $2.5 million for the same period of fiscal 1995. The increase was due primarily to the increases in net sales and gross profit.

     The net sales and net income for the three months ended November 30, 1995 were Company records for a first fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended November 30, 1995 amounted to $3.0 million compared to $929,000 for the same period in fiscal 1995. Depreciation and amortization for the same three-month periods amounted to $2.8 million and $2.4 million, respectively. Because a substantial portion of cash flow provided from operations results from depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the three months ended November 30, 1995, the Company's inventories and accounts payable decreased despite the higher manufacturing activity, primarily due to the Company maintaining minimum raw material inventory levels as raw material prices trended lower during the period. The Company's accounts receivable increased slightly as a result of the higher manufacturing activity.

     Capital expenditures during the three months ended November 30, 1995 amounted to $3.3 million, including capital expenditures for environmental equipment of $183,000. Approximately two thirds of the capital expenditures during the quarter was for machinery and equipment and approximately one third of the capital expenditures during the quarter was for land, buildings and improvements. Subsequent to the end of the quarter, the Company exchanged 51,177 shares of its Common Stock and a small amount of cash having an aggregate value of $1.3 million for all the outstanding capital stock of Alpine Packaging, Inc. (see Note 5 to the Condensed Consolidated Financial Statements). The Company has also announced that it will establish custom molding manufacturing facilities in Spennymoor in northeast England and in Storm Lake, Iowa.

     Total debt of the Company amounted to $40.2 million at November 30, 1995, of which $35.3 million was borrowed under a credit agreement with the Company's principal bank, including $5.5 million out of an available $14.0 million under a revolving credit agreement. Total debt amounted to $41.3 million at August 31, 1995. No borrowings were made during the three months ended November 30, 1995.

     On December 14, 1995, the Company declared its regular semiannual cash dividend of $.13 per share payable on January 5, 1996 to shareholders of record on December 26, 1995. A cash dividend of $.11 per share was paid in January 1995.

     Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and cash dividends, as well as any payments required to satisfy any claims and contingencies referred to under Note 3 to the Condensed Consolidated Financial Statements. The Company will continue to look for the acquisition of similar or related businesses.


INFLATION

     The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                          PART II.  OTHER INFORMATION


Item. 6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

      (a)  Exhibits
           --------

              Exhibit No.                        Document
              -----------                        --------
                 11                     Computation of Net Income Per Share.

                 27                     Financial Data Schedule.


      (b)  Reports on Form 8-K
           -------------------

      A Form 8-K, dated August 21, 1995, containing a description of the registrant's Common Stock, without par value, was filed on August 22, 1995. The filing of the description was reported under Item 5 and the actual description filed as Exhibit 99 to the Form 8-K. The description, which contains the information required by Item 202 of Regulation S-K, replaces the description of the registrant's Common Stock contained in a Form 8-K dated August 26, 1991 and filed September 4, 1991.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         Tuscarora Incorporated
                                              (Registrant)


                                         Tuscarora Incorporated
                                              (Registrant)


Date:  January  , 1996                   By  /s/ JOHN P. O'LEARY, JR.
                                             --------------------------
                                             John P. O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer


Date:  January  , 1996                  By   /s/ BRIAN C. MULLINS
                                             --------------------------
                                             Brian C. Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                             Tuscarora Incorporated
                 FORM 10-Q FOR QUARTER ENDED NOVEMBER 30, 1995


                                 EXHIBIT INDEX


          The following exhibits are filed as a part of this quarterly report on Form 10-Q.


    Exhibit
      No.                                    Document
    -------                                  --------
      11                    Computation of Net Income Per Share.

      27                    Financial Data Schedule.