Form 10-Q
period 1996-02-29
TUSCARORA INC
filed 1996-04-15
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

- ---

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

- ---

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

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

          As of April 2, 1996, 6,270,489 shares of Common Stock, without par value, of the registrant were outstanding.

                             Tuscarora Incorporated


                                     INDEX


                                                                   Page
                                                                   ----
Part I.    Financial Information:

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           February 29, 1996 and August 31, 1995                     3

           Condensed Consolidated Statements of
           Income - Three and six month periods ended
           February 29, 1996 and February 28, 1995                   4

           Condensed Consolidated Statements of
           Cash Flows - Six months ended February 29,
           1996 and February 28, 1995                                5

           Notes to Condensed Consolidated Financial
           Statements                                              6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                 8-10

Part II.   Other Information:

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                11

           Item 6.  Exhibits and Reports on Form 8-K                11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Tuscarora Incorporated
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         February 29,          August 31,
                                                                                             1996                 1995
                                                                                         ------------         ------------
                                                                                         (Unaudited)
                                                              ASSETS
                                                              ------
Current Assets
  Cash and cash equivalents                                                              $  1,001,949         $  2,659,767
  Trade accounts receivable, net of
    provision for losses                                                                   24,063,393           23,463,267
  Inventories                                                                              17,324,578           18,018,610
  Prepaid expenses and other current assets                                                 2,850,196            1,452,542
                                                                                         ------------         ------------
                                                                                           45,240,116           45,594,186

Property, Plant and Equipment, net                                                         71,933,457           67,591,194

Other Assets, net                                                                           4,714,251            4,535,879
                                                                                         ------------         ------------
           Total Assets                                                                  $121,887,824         $117,721,259
                                                                                         ============         ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

Current Liabilities
  Current maturities of long-term debt                                                   $  4,821,571         $  4,819,255
  Accounts payable                                                                         13,526,587           15,515,024
  Accrued income taxes                                                                        510,644              365,986
  Accrued payroll and related taxes                                                           495,374              490,190
  Other current liabilities                                                                 1,457,375            2,013,544
                                                                                         ------------         ------------
                                                                                           20,811,551           23,203,999

Long-Term Debt - less current maturities                                                   37,538,876           36,510,150

Deferred Income Taxes                                                                       1,690,432            1,849,078
Supplemental Pension Benefits                                                                 927,591              976,730
Other Long-Term Liabilities                                                                   403,047              407,941
                                                                                         ------------         ------------
           Total Liabilities                                                               61,371,497           62,947,898

Shareholders' Equity
  Preferred Stock - par value $.01 per share;
    authorized shares, 1,000,000; none issued                                                      -                    -
  Common Stock - without par value; authorized
    shares, 20,000,000; issued shares, 6,254,181
    at February 29, 1996 and 6,200,158 at
    August 31, 1995                                                                         6,254,181            6,200,158
  Capital surplus                                                                           3,316,119            2,259,502
  Retained earnings                                                                        51,129,265           46,799,379
  Foreign currency translation adjustment                                                    (163,757)            (100,460)
                                                                                         ------------         ------------
                                                                                           60,535,808           55,158,579
  Less cost of reacquired shares of Common Stock;
    1,289 shares at February 29, 1996 and 27,532 at
    August 31, 1995                                                                            19,481              385,218
                                                                                         ------------         ------------
           Total Shareholders' Equity                                                      60,516,327           54,773,361
                                                                                         ------------         ------------

           Total Liabilities and Shareholders' Equity                                    $121,887,824         $117,721,259
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

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                          Three Months Ended                      Six Months Ended
                                                   February 29,        February 28,       February 29,        February 28,
                                                       1996                1995               1996                1995
                                                   ------------        ------------       ------------        ------------
Net Sales                                          $ 43,188,022        $ 37,890,171       $ 90,483,738        $ 76,809,994

Cost of Sales                                        33,274,525          29,114,584         68,613,281          58,256,052
                                                   ------------        ------------       ------------        ------------

        Gross profit                                  9,913,497           8,775,587         21,870,457          18,553,942

Selling and Administrative
   Expenses                                           5,985,773           5,137,071         12,100,041          10,229,988
Interest Expense                                        685,899             569,398          1,393,966           1,031,287
Other (Income) Expense                                  (23,294)             27,798            (32,115)            151,602
                                                   ------------        ------------       ------------        ------------
                                                      6,648,378           5,734,267         13,461,892          11,412,877
                                                   ------------        ------------       ------------        ------------

        Income before income
          taxes                                       3,265,119           3,041,320          8,408,565           7,141,065

Provision for Income Taxes                            1,278,424           1,201,321          3,267,425           2,800,222
                                                   ------------        ------------       ------------        ------------
        Net income                                 $  1,986,695        $  1,839,999       $  5,141,140        $  4,340,843
                                                   ============        ============       ============        ============

Net income per share                                     $.32                $.30               $.83                $.71
                                                         ====                ====               ====                ====
Weighted average number of
   shares of Common Stock
   outstanding                                        6,241,537           6,150,701          6,211,577           6,149,380
                                                      =========           =========          =========           =========

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                         February 29,         February 28,
                                                                                             1996                 1995
                                                                                         ------------         ------------
Operating Activities
   Net Income                                                                            $  5,141,140         $  4,340,843

   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                                          5,817,025            4,888,635
      Amortization                                                                            292,119              324,114
      Provision for losses on receivables                                                     238,132              290,000
      (Decrease) in deferred income taxes                                                  (  178,202)         (   149,926)
      (Gain) loss on sale of property, plant
         and equipment, net                                                                (    4,044)              21,440
      Stock compensation expense                                                                5,855                5,051

   Changes in operating assets and liabilities, net
    of effects of business acquisitions:
      Decrease (increase):
        Trade accounts receivable                                                          (  329,594)         (   426,229)
        Inventories                                                                           773,364          ( 1,716,103)
        Prepaid expenses and other current assets                                          (1,389,016)         (   917,045)
        Other assets                                                                       (  111,021)             505,423
      Increase (decrease):
        Accounts payable                                                                   (2,116,452)         ( 2,043,937)
        Accrued income taxes                                                                   75,316          (   215,479)
        Accrued payroll and related taxes                                                       4,115              195,349
        Other current liabilities                                                          (  566,312)             535,277
        Supplemental pension benefits                                                      (   49,139)         (    37,536)
                                                                                         ------------         ------------
          Net cash provided by operating activities                                         7,603,286            5,599,877
                                                                                         ------------         ------------

Investing Activities
   Purchase of property, plant and equipment                                               (9,714,540)         ( 8,702,190)
   Business acquisitions, net of cash acquired                                                129,066          ( 5,679,929)
   Proceeds from sale of property, plant and
      equipment                                                                                12,080              156,715
                                                                                         ------------         ------------
          Net cash (used for) investing activities                                         (9,573,394)         (14,225,404)
                                                                                         ------------         ------------

Financing Activities
   Proceeds from long-term debt                                                             3,500,000            8,711,500
   Payments on long-term debt                                                              (2,589,890)         ( 2,044,405)
   Dividends paid                                                                          (  811,254)         (   676,594)
   Proceeds from sale of Common Stock                                                         215,560               34,210
                                                                                         ------------         ------------
          Net cash provided by financing activities                                           314,416            6,024,711
                                                                                         ------------         ------------

Effects of Foreign Currency Exchange Rate Changes
   on Cash and Cash Equivalents                                                            (    2,126)               2,651
                                                                                         ------------         ------------

          Net (decrease) in cash and cash equivalents                                      (1,657,818)         ( 2,598,165)

Cash and Cash Equivalents at Beginning of Period                                            2,659,767            3,671,490
                                                                                         ------------         ------------

Cash and Cash Equivalents at End of Period                                               $  1,001,949         $  1,073,325
                                                                                         ============         ============

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Condensed Consolidated Financial Statements

           The condensed consolidated balance sheet at February 29, 1996 and the consolidated statements of income and consolidated statements of cash flows for the periods ended February 29, 1996 and February 28, 1995 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 1996 and for the periods presented have been made.

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

           The results of operations for the period ended February 29, 1996 are not necessarily indicative of the operating results to be expected for the full year.

2.    Inventories

      Inventories are summarized as follows:

                                        February 29,          August 31,
                                            1996                 1995
                                        ------------         ------------
      Finished goods                    $ 10,620,043         $  9,317,095
      Work in process                        508,932              421,524
      Raw materials                        4,532,046            6,576,578
      Supplies                             1,663,557            1,703,413
                                        ------------         ------------

                                        $ 17,324,578         $ 18,018,610
                                        ============         ============

3.    Acquisition

           On December 1, 1995, the Company exchanged 51,177 shares of its Common Stock and $20,038, having an aggregate value of $1,275,000, for all the outstanding capital stock of Alpine Packaging, Inc., a designer and manufacturer of specialty corrugated packaging, custom assembled wood pallets and technical/military specification packaging in Colorado Springs, Colorado. The Company will issue additional shares of its Common Stock to the Alpine shareholders based on the operating results of the business acquired, accounted for as a separate entity, for each of the years 1995 through 1998. The Company is continuing the business acquired at the same location under a long-term lease. The acquisition was accounted for as a purchase transaction. The Condensed Consolidated Statement of Cash Flows for the six months ended February 29, 1996 excludes the non-cash consideration related to the acquisition.

4.    Claims and Contingencies

           Three lawsuits are pending against the Company involving claims of sexual discrimination and harassment in which compensatory and punitive damages are sought. The Company is vigorously contesting these lawsuits and believes that, consistent with a policy in place for many years, it promptly, reasonably and effectively responded to all incidents alleged. Other employment related claims are pending before Federal and State agencies.

           The Company is also involved in certain legal and administrative proceedings, including one with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. With respect to these matters, the Company believes that its share of the costs should not be significant. The Company has accrued for its estimated share of the costs resulting from the environmental claims.

           In the opinion of Management, the disposition of the employment and environmental claims should not have a material adverse effect on the Company's financial position.

5.    Reclassification

           Certain amounts in the Consolidated Statements of Cash Flows for the six months ended February 28, 1995 have been reclassified to be consistent with the presentation for the six months ended February 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1996
COMPARED TO SECOND QUARTER FISCAL 1995

     Net sales for the quarter ended February 29, 1996 were $43.2 million, representing an increase of $5.3 million, or 14.0%, over the same quarter of fiscal 1995. Approximately 49% of the increase in net sales was due to the acquisitions of the similar businesses of M.Y. Trondex Ltd. in Northampton, England and Glasgow, Scotland in February 1995 and Alpine Packaging, Inc. in Colorado Springs, Colorado in December 1995. The balance of the increase in net sales was due to increased demand in many of the Company's markets for both custom molded and integrated materials products. The sales increase was achieved despite a reduction in selling prices to most of the Company's custom molded customers commencing in December 1995 and to severe winter weather that stopped production at many of the Company's customers' manufacturing facilities.

     Gross profit for the quarter ended February 29, 1996 was $9.9 million, a 13.0% increase from $8.8 million in the second quarter of fiscal 1995. The gross profit margin decreased to 23.0% from 23.2% primarily as a result of the lower selling prices which were only partially offset by lower EPS resin costs and the severe winter weather which resulted in lower productivity at a number of the Company's manufacturing facilities.

     Selling and administrative expenses increased $849,000 or 16.5% for the quarter ended February 29, 1996 and increased slightly as a percentage of net sales to 13.9% compared to 13.6% in the same period of fiscal 1995. The dollar increase is due primarily to the expenses added as a result of the acquisition in February 1995, other increased employee costs and increased professional fees.

     Interest expense for the quarter ended February 29, 1996 was $686,000 compared to $569,000 in the second quarter of fiscal 1995. The increase of $117,000, or 20.5%, is due to an increase in long-term debt, most of which occurred in fiscal 1995, and to higher interest rates throughout the quarter than in the second quarter of fiscal 1995.

     Income before income taxes for the quarter ended February 29, 1996 increased to $3.3 million from $3.0 million in the same period of fiscal 1995, an increase of $300,000 or 7.4%. The provision for income taxes for the quarter ended February 29, 1996 increased due to the increased income before income taxes.

     Net income for the quarter ended February 29, 1996 was $2.0 million, an increase of 8.0% from the $1.8 million earned in the same quarter of fiscal 1995. The increase was due primarily to the increases in net sales and gross profit.

     The net sales and net income for the three months ended February 29, 1996 were Company records for a second fiscal quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 29, 1996
COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1995

     Net sales for the six months ended February 29, 1996 were $90.5 million, representing an increase of $13.7 million, or 17.8%, over the same period of fiscal 1995. The increase is attributable to the same factors as resulted in the increase for the quarter ended February 29, 1996. Approximately 42% of the sales increase was attributable to the M.Y. Trondex Ltd. and Alpine Packaging, Inc. acquisitions in February 1995 and December 1995, respectively.

     Gross profit for the six months ended February 29, 1996 was $21.9 million, a 17.9% increase from $18.6 million in the same period of fiscal 1995. The gross profit margin for both the first six months of fiscal 1996 and fiscal 1995 was 24.2%. The gross profit margin remained steady for the six month period, as the increase in margin during the first fiscal quarter, before selling prices were lowered, was offset by the decrease in margin during the second fiscal quarter.

     Selling and administrative expenses increased $1.9 million or 18.3% for the six months ended February 29, 1996 and increased slightly as a percentage of net sales to 13.4% compared to 13.3% in the same period of fiscal 1995. The dollar increase is due primarily to the expenses added as a result of the acquisition in February 1995, other increased employee costs and increased professional fees.

     Interest expense for the six months ended February 29, 1996 was $1.4 million compared to $1.0 million in the first six months of fiscal 1995. The increase of $363,000, or 35.2%, is due to the increase in long-term debt and to slightly higher interest rates during the first six months of fiscal 1996.

     Income before income taxes for the six months ended February 29, 1996 increased to $8.4 million from $7.1 million in the same period of fiscal 1995, an increase of $1.3 million or 17.7%. The provision for income taxes for the six months ended February 29, 1996 increased due to the increased income before income taxes.

     Net income for the six months ended February 29, 1996 was $5.1 million, an increase of 18.4% from the $.43 million earned in the same quarter of fiscal 1995. The increase was due primarily to the increases in net sales and gross profit.

     The net sales and net income were Company records for a six month period.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended February 29, 1996 amounted to $7.6 million compared to $6.0 million for the same period in fiscal 1995. Depreciation and amortization for the same six month periods amounted to $6.1 million and $5.2 million, respectively. Because a substantial portion of cash flow provided from operations results from depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the six months ended February 29, 1996, the Company's inventories and accounts payable decrease despite the higher manufacturing activity, primarily due to the Company maintaining minimum raw material inventory levels as raw material prices trended lower during the period. The Company's accounts receivable increased slightly as a result of the higher sales level during the period.

     Capital expenditures for property, plant and equipment during the six months ended February 29, 1996 amounted to $9.7, including $433,000 for environmental equipment. In December 1995, the Company exchanged 51,177 shares of its Common Stock and a small amount of cash having an aggregate value of $1.3 million for all the outstanding capital stock of Alpine Packaging, Inc. (see Note 3 to the Condensed Consolidated Financial Statements).

     Total debt of the Company amounted to $42.4 million at February 29, 1996, of which $37.8 million was borrowed under a credit agreement with the Company's principal bank, including $9.0 million out of an available $14.0 million under a revolving credit agreement. During the six months ended February 29, 1996, $3.5 million was borrowed under the above revolving credit agreement. Total debt amounted to $41.3 million at August 31, 1995.

     On December 14, 1995, the Company declared its regular semiannual cash dividend of $.13 per share payable on January 5, 1996 to shareholders of record on December 26, 1995. A cash dividend of $.11 per share was paid in January 1996.

     Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and cash dividends, as well as any payments required to satisfy any claims and contingencies referred to under Note 4 to the Condensed Consolidated Financial Statements. The Company will continue to look for the acquisition of similar or related businesses.


INFLATION

     The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                         PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on December 14, 1995. The holders of 5,472,264 shares of the Company's Common Stock (approximately 88.48% of the shares entitled to be voted) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (i) the election of three persons to serve as directors for a three-year term expiring at the annual meeting of shareholders in 1998, and (ii) the ratification of the appointment of S. R. Snodgrass, A.C. as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1996 fiscal year.

     David I. Cohen, Abe Farkas and John P. O'Leary, Jr. the nominees of the Company's Board of Directors, were elected to serve as directors until 1998. There were no other nominees. Shares were voted as follows:

                                                                     Withhold
                     Name                         For                Vote For
            ----------------------             ---------             --------
            David I. Cohen                     5,461,479              10,785
            Abe Farkas                         5,401,989              70,275
            John P. O'Leary, Jr.               5,463,429               8,835

     The appointment of S. R. Snodgrass, A.C. as the independent public accountants for the 1996 fiscal year was ratified: affirmative votes, 5,463,245 shares; negative votes, 4,344 shares; and abstained, 4,675 shares.


ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

      The exhibits listed below are filed as a part of this quarterly report.

            Exhibit No.                                  Document
            -----------                -------------------------------------------
                11                     Computation of Net Income Per Share.

                27                     Financial Data Schedule.

      (b)  REPORTS ON FORM 8-K

      On February 9, 1996, the Board of Directors of the Company appointed Ernst & Young LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending August 31, 1997. The change in independent accountants was reported under Item 4 of a current report on Form 8-K which was filed on February 16, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tuscarora Incorporated
                                              (Registrant)



Date:  April 12, 1996                    By  /s/ John P. O'Leary, Jr.
                                            ------------------------------
                                             John P. O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer



Date:  April 12, 1996                    By  /s/ Brian C. Mullins
                                            ------------------------------
                                             Brian C. Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                             Tuscarora Incorporated
                 FORM 10-Q FOR QUARTER ENDED FEBRUARY 29, 1996


                                  EXHIBIT LIST


     The following exhibits are filed as a part of this quarterly report on Form 10-Q.


  Exhibit
    No.                                      Document
- -----------               ---------------------------------------------
    11                    Computation of Net Income Per Share.

    27                    Financial Data Schedule.