Form 10-Q
period 1996-05-31
TUSCARORA INC
filed 1996-07-15
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                               ----------------    ----------------

Commission file number 0-17051

                             Tuscarora Incorporated
            (Exact name of registrant as specified in the charter.)


          Pennsylvania                                   25-1119372
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

          As of July 1, 1996, 6,274,068 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED


                                     INDEX


                                                                   Page
                                                                   ----
Part I.    Financial Information:

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           May 31, 1996 and August 31, 1995                          3

           Condensed Consolidated Statements of
           Income - Three and nine month periods
           ended May 31, 1996 and May 31, 1995                       4

           Condensed Consolidated Statements of
           Cash Flows - Nine Months ended May 31,
           1996 and May 31, 1995                                     5

           Notes to Condensed Consolidated Financial
           Statements                                               6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                  8-10

Part II.   Other Information:

           Item 6.  Exhibits and Reports on Form 8-K                11

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             Tuscarora Incorporated
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           May 31,             August 31,
                                                                                             1996                 1995
                                                                                        -------------         ------------
                                                                                         (Unaudited)
                                                                     ASSETS
                                                                     ------

Current Assets
  Cash and cash equivalents                                                              $    818,898         $  2,659,767
  Trade accounts receivable, net of
    provision for losses                                                                   23,129,616           23,463,267
  Inventories                                                                              17,383,108           18,018,610
  Prepaid expenses and other current assets                                                 2,926,706            1,452,542
                                                                                         ------------         ------------
                                                                                           44,258,328           45,594,186

Property, Plant and Equipment, net                                                         76,050,677           67,591,194
Other Assets, net                                                                           5,069,555            4,535,879
                                                                                         ------------         ------------

           Total Assets                                                                  $125,378,560         $117,721,259
                                                                                         ============         ============

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      ----------- --- ------------- ------

Current Liabilities
  Current maturities of long-term debt                                                   $  4,828,615         $  4,819,255
  Accounts payable                                                                         14,529,721           15,515,024
  Accrued income taxes                                                                        212,729              365,986
  Accrued payroll and related taxes                                                           490,550              490,190
  Other current liabilities                                                                   544,337            2,013,544
                                                                                         ------------         ------------
                                                                                           20,605,952           23,203,999

Long-Term Debt - less current maturities                                                   38,363,084           36,510,150

Deferred Income Taxes                                                                       1,723,232            1,849,078

Supplemental Pension Benefits                                                                 927,591              976,730

Other Long-Term Liabilities                                                                   407,572              407,941
                                                                                         ------------         ------------
           Total Liabilities                                                               62,027,431           62,947,898

Shareholders' Equity
  Preferred Stock - par value $.01 per share;
    authorized shares, 1,000,000; none issued                                                                          --
  Common Stock - without par value; authorized
    shares, 20,000,000; issued shares, 6,282,955
    at May 31, 1996 and 6,200,158 at
    August 31, 1995                                                                         6,282,955            6,200,158
  Capital surplus                                                                           3,852,902            2,259,502
  Retained earnings                                                                        53,500,532           46,799,379
  Foreign currency translation adjustment                                                    (141,150)            (100,460)
                                                                                         ------------         ------------
                                                                                           63,495,239           55,158,579
  Less cost of reacquired shares of Common Stock;
    9,359 at May 31, 1996 and 27,532 at
    August 31, 1995                                                                           144,110              385,218
                                                                                         ------------         ------------
           Total Shareholders' Equity                                                      63,351,129           54,773,361
                                                                                         ------------         ------------

           Total Liabilities and Shareholders' Equity                                    $125,378,560         $117,721,259
                                                                                         ============         ============

Note: The consolidated balance sheet at August 31, 1995 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                      Three Months Ended May 31,              Nine Months Ended May 31,
                                                       1996                1995               1996                1995
                                                   ------------        ------------       ------------        ------------
Net Sales                                          $ 45,113,282        $ 40,969,579       $135,597,020        $117,779,573

Cost of Sales                                        34,563,391          31,195,128        103,176,672          89,451,180
                                                   ------------        ------------       ------------        ------------
        Gross profit                                 10,549,891           9,774,451         32,420,348          28,328,393

Selling and Administrative
   Expenses                                           5,903,900           5,267,184         18,003,941          15,497,172
Interest Expense                                        693,752             647,976          2,087,718           1,679,263
Other (income) Expense                                   78,323              22,951             46,208             174,553
                                                   ------------        ------------       ------------        ------------
                                                      6,675,975           5,938,111         20,137,867          17,350,988
                                                   ------------        ------------       ------------        ------------

        Income before income
          taxes                                       3,873,916           3,836,340         12,282,481          10,977,405

Provision for Income Taxes                            1,502,649           1,491,173          4,770,074           4,291,395
                                                   ------------        ------------       ------------        ------------

        Net income                                 $  2,371,267        $  2,345,167       $  7,512,407        $  6,686,010
                                                   ============        ============       ============        ============


Net income per share                                   $.38                $.38               $1.21               $1.09
                                                       ====                ====               =====               =====

Weighted average number of
   shares of Common Stock
   outstanding                                       6,266,136           6,152,569          6,229,896           6,150,454
                                                     =========           =========          =========           =========


See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Nine Months Ended May 31,
                                                                                              1996                 1995
                                                                                          ------------         -----------
Operating Activities
   Net Income                                                                             $  7,512,407        $  6,686,010

   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                                           9,062,681           7,501,718
      Amortization                                                                             429,159             474,705
      Provision for losses on receivables                                                      360,000             392,820
      (Decrease) in deferred income taxes                                                  (   145,402)        (    30,455)
      Loss on sale of property, plant
         and equipment, net                                                                     96,387              43,695
      Stock compensation expense                                                                 9,122               7,717

   Changes in operating assets and liabilities, net
    of effects of business acquisitions:
      Decrease (increase):
        Trade accounts receivable                                                              392,290         (   835,196)
        Inventories                                                                            832,991         ( 5,457,903)
        Prepaid expenses and other current assets                                          ( 1,463,571)        ( 1,001,471)
        Other assets                                                                       (   178,432)            428,020
      Increase (decrease):
        Accounts payable                                                                   ( 1,134,610)          3,173,056
        Accrued income taxes                                                               (   222,581)             26,703
        Accrued payroll and related taxes                                                  (     1,704)            545,586
        Other current liabilities                                                          ( 1,509,428)        (   867,425)
        Supplemental pension benefits                                                      (    49,139)        (    58,952)
                                                                                          ------------        ------------
          Net cash provided by operating activities                                         13,990,170          11,028,628
                                                                                          ------------        ------------

Investing Activities
   Purchase of property, plant and equipment                                               (17,135,608)        (15,097,666)
   Business acquisitions, net of cash acquired                                                  89,022         ( 5,679,929)
   Proceeds from sale of property, plant and
      equipment                                                                                 12,080             173,937
                                                                                          ------------        ------------
          Net cash (used for) investing activities                                         (17,034,506)        (20,603,658)
                                                                                          ------------        ------------

Financing Activities
   Proceeds from long-term debt                                                              5,500,000           9,545,000
   Payments on long-term debt                                                              ( 3,758,638)        ( 2,874,079)
   Dividends paid                                                                          (   811,254)        (   676,594)
   Proceeds from sale of Common Stock                                                          277,602              79,064
                                                                                          ------------        ------------
          Net cash provided by financing activities                                          1,207,710           6,073,391
                                                                                          ------------        ------------

Effects of Foreign Currency Exchange Rate Changes
   on Cash and Cash Equivalents                                                            (     4,243)             32,731
                                                                                          ------------        ------------

          Net (decrease) in cash and cash equivalents                                      ( 1,840,869)        ( 3,468,908)

Cash and Cash Equivalents at Beginning of Period                                             2,659,767           3,671,490
                                                                                          ------------        ------------

Cash and Cash Equivalents at End of Period                                                $    818,898        $    202,582
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

                             Tuscarora Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Condensed Consolidated Financial Statements

           The condensed consolidated balance sheet at May 31, 1996 and the consolidated statements of income and consolidated statements of cash flows for the periods ended May 31, 1996 and May 31, 1995 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1996 and for the periods presented have been made.

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

           The results of operations for the period ended May 31, 1996 are not necessarily indicative of the operating results to be expected for the full year.

2.    Inventories

      Inventories are summarized as follows:

                                                 May 31,            August 31,
                                                  1996                 1995
                                               -----------          -----------
      Finished goods                           $10,632,932          $ 9,317,095
      Work in process                              363,912              421,524
      Raw materials                              4,818,061            6,576,578
      Supplies                                   1,568,203            1,703,413
                                               -----------          -----------
                                               $17,383,108          $18,018,610
                                               ===========          ===========

3.    Acquisition

           On December 1, 1995, the Company exchanged 51,177 shares of its Common Stock and $20,038, having an aggregate value of $1,275,000, for all the outstanding capital stock of Alpine Packaging, Inc., a designer and manufacturer of specialty corrugated packaging, custom assembled wood pallets and technical/military specification packaging in Colorado Springs, Colorado. The Company agreed to issue additional shares of its Common Stock and cash to the Alpine shareholders based on the operating results of the business acquired, accounted for as a separate entity, for each of the calendar years 1995 through 1998. On March 31, 1996, the Company issued 16,187 additional shares of its Common Stock and $40,044, having an aggregate value of $416,000 in payment of its obligation under the acquisition agreement for 1995. The Company is continuing the business acquired at the same location under a long-term lease. The acquisition was accounted for as a purchase transaction. The Condensed Consolidated Statement of Cash Flows for the nine months ended May 31, 1996 excludes the non-cash consideration related to the acquisition.

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

5.    Reclassification

           Certain amounts in the Consolidated Statements of Cash Flows for the nine months ended May 31, 1995 have been reclassified to be consistent with the presentation for the nine months ended May 31, 1996.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1996
COMPARED TO THIRD QUARTER FISCAL 1995

     Net sales for the quarter ended May 31, 1996 were $45.1 million, representing an increase of $4.1 million, or 10.1%, over the same quarter of fiscal 1995. Approximately 19.4% of the increase in net sales was due to the acquisition of the similar business of Alpine Packaging, Inc. in Colorado Springs, Colorado in December 1995. The balance of the increase was due to increased sales in most of the Company's key markets for both custom molded and integrated materials products. The sales increase was achieved despite a reduction in selling prices to most of the Company's custom molded customers commencing in December 1995.

       Notwithstanding the above, shipping rates slowed during the third quarter, particularly toward the end of the period, as many of the Company's large industrial customers reduced their production rates in order to adjust their finished goods inventories. The Company expects that fourth quarter shipments will be similarly affected.

     Gross profit for the quarter ended May 31, 1996 was $10.5 million, a 7.9% increase from $9.8 million in the third quarter of fiscal 1995. The gross profit margin decreased to 23.4% from 23.9% primarily as a result of the lower selling prices which were only partially offset by lower EPS resin costs. The decrease in gross profit margin occurred despite gross margin improvement in the Company's UK operations as well as in its integrated materials business.

     Selling and administrative expenses increased $637,000 or 12.1% for the quarter ended May 31, 1996 and increased slightly as a percentage of net sales to 13.1% compared to 12.9% in the same period of fiscal 1995. The dollar increase is due primarily to increased employee costs and increased professional fees.

     Interest expense for the quarter ended May 31, 1996 was $694,000 compared to $648,000 in the third quarter of fiscal 1995. The increase of $46,000, or 7.1%, is due to an increase in long-term debt most of which occurred in fiscal 1995.

     Income before income taxes for the quarter ended May 31, 1996 increased to $3.9 million from $3.8 million in the same period of fiscal 1995, an increase of $38,000 or 1.0%. The provision for income taxes for the quarter ended May 31, 1996 increased due to the increased income before income taxes.

     Net income for the quarter ended May 31, 1996 was $2.4 million, an increase of 1.1% from the $2.3 million earned in the same quarter of fiscal 1995. The increase was due primarily to the increases in net sales and gross profit.

      While the net sales and net income were Company records for a third fiscal quarter, the growth rate in both sales and net income was less than in the prior 1996 fiscal quarters.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 1996
COMPARED TO THE NINE MONTHS ENDED MAY 31, 1995

     Net sales for the nine months ended May 31, 1996 were $135.6 million, representing an increase of $17.8 million, or 15.1%, over the same period of fiscal 1995. Approximately 37.2% of the sales increase was attributable to the M.Y. Trondex Ltd. and Alpine Packaging, Inc. acquisitions in February 1995 and December 1995, respectively. The balance of the increase is attributable to higher sales of both custom molded and integrated materials products in most major markets that the Company serves, particularly the major appliance and automotive markets. The increase was achieved despite the reduction in selling prices commencing in December 1995.

     Gross profit for the nine months ended May 31, 1996 was $32.4 million, a 14.4% increase from $28.3 million in the same period of fiscal 1995. The gross profit margin for the current nine-month period decreased to 23.9% compared to 24.1% in the same period of fiscal 1995. The gross profit margin decrease is due primarily to lower selling prices which were only partially offset by reduced EPS resin costs.

     Selling and administrative expenses increased $2.5 million or 16.2% for the nine months ended May 31, 1996 and increased slightly as a percentage of net sales to 13.3% compared to 13.2% in the same period of fiscal 1995. The dollar increase is due primarily to the expenses added as a result of the acquisition in February 1995, other increased employee costs and increased professional fees.

     Interest expense for the nine months ended May 31, 1996 was $2.1 million compared to $1.7 million in the first nine months of fiscal 1995. The increase of $408,000, or 24.3%, is due to the increase in long-term debt and to slightly higher interest rates during the first nine months of fiscal 1996.

     Income before income taxes for the nine months ended May 31, 1996 increased to $12.3 million from $11.0 million in the same period of fiscal 1995, an increase of $1.3 million or 11.9%. The provision for income taxes for the nine months ended May 31, 1996 increased due to the increased income before income taxes.

     Net income for the nine months ended May 31, 1996 was $7.5 million, an increase of 12.4% from the $6.7 million earned in the same period of fiscal 1995. The increase was due primarily to the increases in net sales and gross profit.

     The net sales and net income were Company records for a nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended May 31, 1996 amounted to $14.0 million compared to $11.0 million for the same period in fiscal 1995. Depreciation and amortization for the same nine month periods amounted to $9.5 million and $8.0 million, respectively. Because a substantial portion of cash flow provided from operations results from depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the nine months ended May 31, 1996, the Company's inventories and accounts payable decreased despite the higher manufacturing activity, primarily due to the Company maintaining minimum raw material inventory levels as raw material prices trended lower during the period.

     Capital expenditures for property, plant and equipment during the nine months ended May 31, 1996 amounted to $17.1, including approximately $580,000 for environmental equipment. In December 1995 and March 1996, the Company exchanged a total of 67,364 shares of its Common Stock and paid $60,082 in cash having an aggregate value of $1.7 million in connection with the acquisition of all the outstanding capital stock of Alpine Packaging, Inc. (see Note 3 to the Condensed Consolidated Financial Statements).

     Total long-term debt of the Company amounted to $43.2 million at May 31, 1996, of which $40.7 million was borrowed under a credit agreement with the Company's principal bank, including $11.0 million out of an available $14.0 million under a revolving credit agreement. During the nine months ended May 31, 1996, $5.5 million was borrowed under the revolving credit agreement. Total long-term debt amounted to $41.3 million at August 31, 1995.

     On December 14, 1995, the Company declared its regular semiannual cash dividend of $.13 per share payable on January 5, 1996 to shareholders of record on December 26, 1995. On June 14, 1996, the Company declared its regular semiannual cash dividend of $.13 per share payable on July 5, 1996 to shareholders of record on June 25, 1996. Cash dividends of $.11 and $.12 per share were paid in January and July 1995, respectively.

     Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and cash dividends, as well as any payments required to satisfy any claims and contingencies referred to under Note 4 to the Condensed Consolidated Financial Statements. The Company will continue to look for acquisitions of similar or related businesses.


INFLATION

     The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                          PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

            The following exhibits are filed as a part of this report:

              Exhibit No.                           Document
              -----------      ----------------------------------------------------
                  11           Computation of Net Income Per Share.

                  27           Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K

          No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended May 31, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         Tuscarora Incorporated
                                              (Registrant)


Date:  July 15, 1996                    By   /s/ John P. O'Leary, Jr.
                                            ---------------------------------
                                             John P. O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer


Date:  July 15, 1996                    By   /s/ Brian C. Mullins
                                            ---------------------------------
                                             Brian C. Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                             Tuscarora Incorporated
                    FORM 10-Q FOR QUARTER ENDED MAY 31, 1996



                                 EXHIBIT INDEX


          The following exhibits are filed as a part of this quarterly report on Form 10-Q.


  Exhibit
    No.                                       Document
- -----------                  ------------------------------------------
    11                       Computation of Net Income Per Share.

    27                       Financial Data Schedule.