Form 10-K
period 1996-08-31
TUSCARORA INC
filed 1996-11-27
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(Mark One)

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED

For the fiscal year ended August 31, 1996

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to                  .

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for at least the past 90 days. Yes X No   .

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The registrant estimates that as of October 25, 1996, the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $101,796,900.

                  As of October 25, 1996, 6,285,817 shares of Common Stock of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  Portions of the registrant's Annual Report to Shareholders for its fiscal year ended August 31, 1996 are incorporated by reference into Parts I and II of this annual report.

                  Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on December 18, 1996 are incorporated by reference into Part III of this annual report.

                                     PART I

ITEM 1. BUSINESS.

         Tuscarora Incorporated (the "Company") was incorporated in 1962 as Tuscarora Plastics, Inc. The corporate name was changed in 1992 to reflect changes in the Company's business.

         The Company custom designs and manufactures interior protective packaging and material handling solutions for a broad range of manufactured products. The Company also supplies customers with components for industrial and consumer product applications. In each of the Company's markets, the focus is on engineering practical, cost effective solutions to meet each customer's specific end-use requirements.

         A variety of materials are used in the manufacture of the Company's products. The Company is the largest manufacturer of custom molded products made from expanded foam plastic materials in the United States, and as a result of an acquisition in October 1996, has become the largest manufacturer of such products in the United Kingdom (see "Business Acquisitions" below). The Company also manufactures products using materials, including corrugated paperboard, molded and/or die-cut foam plastic shapes, thermoformed plastic shapes and wood, either alone or in various combinations. The range of material options offered enables the Company to be competitive vis-a-vis companies which offer only a single material capability.

         For the 1996, 1995 and 1994 fiscal years, the interior protective packaging and material handling products contributed approximately 86%, 88% and 87%, respectively, of the Company's net sales. The remainder has been accounted for by the components.

         The Company's major markets are the high technology, consumer electronics, major appliance and automotive industries, but the Company competes in many other market segments as well. For the 1996, 1995 and 1994 fiscal years, the four major markets combined accounted for approximately 65%, 63% and 60%, respectively, of the Company's net sales.

         The Company serves more than 2,500 customers located in the United States, Mexico, Canada and the United Kingdom from over 30 manufacturing locations. For the 1996 fiscal year, no customer accounted for 10% or more, and the Company's ten largest customers accounted for 32.7%, of the Company's net sales.

         The Company has four manufacturing locations in the United Kingdom and one in Mexico. All the other manufacturing facilities are located in the United States. All these are east of the Mississippi River except for facilities in Colorado and New Mexico.

INTERIOR PROTECTIVE PACKAGING AND MATERIAL HANDLING PRODUCTS

         The interior protective packaging products are used to protect a wide range of finished consumer and industrial goods during shipment. The products are designed to reduce or eliminate damage that may occur during shipment and handling as a result of shock, vibration or wide temperature fluctuations. Goods packaged in the Company's protective packaging include such items as:

 Computers and computer peripherals          Water heaters and air conditioners
 Televisions and VCRs                        Refrigerators
 Satellite dishes                            Microwave ovens
 Office equipment                            Coffee makers and other kitchen
 Vaccine containers                            appliances
 Liquid chemicals                            Toys
 Pharmaceuticals                             Outboard motors
 Military equipment                          Office furniture

These goods, together with the Company's interior protective packaging, are generally placed inside exterior shipping containers prior to shipment.

         The material handling products generally serve the same purposes and functions as the packaging products but are used primarily in intra-plant and inter-plant movement of parts and components rather than shipment of finished goods. For example, automobile manufacturers and their suppliers transport parts to assembly plants using foam dunnage trays made by the Company. Material handling products also frequently serve as carriers to position parts for automated assembly. The Company also manufactures insulated shippers which transport temperature-sensitive materials for the chemical and pharmaceutical industries. The material handling products are generally more durable than the interior protective packaging products and are usually reusable, providing a cost-effective means of transporting materials that are sensitive or difficult to handle.

         The interior protective packaging products are foam plastic shapes manufactured at the Company's custom molding facilities or products manufactured at the Company's integrated materials facilities. Most of the material handling products are also foam plastic shapes manufactured at the Company's custom molding facilities; however, in addition certain material handling products, such as durable returnable material handling pallets and trays, are made from rigid plastic materials and are manufactured at the Company's rigid plastic facilities.

         The packaging and material handling products manufactured at the Company's custom molding facilities possess an unusual combination of useful properties such as exceptional lightness, impact resistance and shock absorbency, toughness and strength, thermal insulating efficiency, temperature tolerance, buoyancy and chemical biological neutrality. The cost of the products to the customer is often less than alternative types of materials because, pound for pound, less material is required to provide equal or better protection. These products can also be easily and quickly handled thus reducing the customer's labor costs. Because foam plastic packaging shapes frequently require less space and are lighter than most other packaging materials, the customer is often able to reduce its product shipping costs. Similarly, properly designed foam plastic material handling devices often increase total yield per transportation container, thus reducing intra-plant or inter-plant freight cost.

         The Company's integrated material facilities often combine foam plastics with other materials such as corrugated paperboard to produce protective packaging products with properties superior to those provided by a single material.

         For the 1996, 1995 and 1994 fiscal years, sales of products manufactured by the Company's integrated materials facilities accounted for approximately 21%, 19% and 13%, respectively, of the Company's net sales, reflecting growth in the integrated materials business.

COMPONENTS

         The Company manufactures foam plastic shapes which are used as components in automobiles, watercraft and recreational vehicles. Due to their light weight and high energy-absorbing properties, molded foam shapes are used as bumper cores and are positioned in door panels, steering wheels and dashboards to provide added passenger protection. Flotation and/or seating assemblies are made for the watercraft and recreational vehicles.

         The Company manufactures thermal insulation components which are foam plastic shapes used by the appliance industries to provide insulation in products such as home and commercial refrigerators, freezers, air conditioners and water coolers. The construction industry also uses these shapes as insulation in poured concrete or block walls, in prefabricated metal buildings and as core material for factory-manufactured steel exterior doors.

         In the high tech area, during the 1996 fiscal year the Company obtained a license for E-PAC, a design-for-assembly technology, utilizing foam plastic shapes, developed by Hewlett Packard in Germany. E-PAC is a concept for the internal assembly of electronic components that enables electronic device manufacturers to reduce both material cost and assembly time by bundling delicate electronic componentry into a lightweight, protective carrier that is placed inside an exterior housing.

         The Company makes components such as garage door panels and motor vehicle trim from rigid plastic materials.

CUSTOM DESIGN

         All the Company's products are custom designed. The Company has six design and testing centers which support the Company's custom molding and integrated materials operations in the United States and Mexico and are strategically located throughout the United States. A separate design and testing center supports the Company's rigid plastics operations; and a separate design and testing center supports the manufacturing operations in the United Kingdom. The centers are staffed by design and engineering personnel who study and evaluate the requirements of the Company's customers. Four of the centers are certified International Safe Transit Association (ISTA) testing laboratories. The Company's customers make extensive use of the design and testing centers.

         With respect to the custom molding operations, prototype foam shapes are developed at the design and testing centers. After a shape is approved by the customer, one or more aluminum production molds are made and then shipped to a custom molding facility, generally the one nearest the customer, for production. The Company makes most of the production molds for its manufacturing operations in the United States and Mexico at a single mold making facility in the United States. In the United Kingdom, the building of the production molds is outsourced to a third party.

         The design and technical centers and mold making facility are equipped with computer-aided design (CAD) and computer-aided manufacturing (CAM) systems.

         Sales offices are located at each of the design and testing centers.

MANUFACTURING

         The Company has 22 custom molding facilities and seven integrated materials facilities and manufactures rigid plastic products at three locations. The facilities are generally strategically situated near manufacturing facilities of the Company's customers. The location of all the Company's manufacturing facilities, as well as the design and testing centers and related sales offices and the mold making facility, is set forth under Item 2 of this annual report.

         Custom molded foam plastic products are produced by causing plastic beads to be blown into an aluminum production mold inserted in an automatic molding machine. Time and pressure controlled heat (in the form of steam) is applied to the beads in the mold, causing the beads to further expand, soften and fuse together to form the shape of the product which is then stabilized before removal from the molding machine. Significant capital expenditures for molding machines and other process equipment are required to manufacture custom molded products. Process equipment includes air compressors, steam boilers, cooling towers, conveyors, drying equipment and a wide variety of other standard industrial machinery items. The major items of expense in the manufacture of the custom molded products are the plastic resins from which the products are made, labor and the utilities needed to operate the process equipment.

         The manufacture of the integrated materials products and rigid plastic products is less capital intensive. In the integrated materials operations, the machinery and equipment consists primarily of machining and fabricating equipment for forming foam plastic and corrugated paperboard products. Fabrication of foam plastic involves the cutting of shapes from billets or planks of foam plastic using specialized cutting tools and hot wire equipment. Fabrication of corrugated paperboard involves slitting, die-cutting, folding and gluing the paperboard.

         The rigid plastic products are made primarily by thermoforming which is the process of taking a rigid sheet of hard thermoplastic such as ABS or high density polyethylene, heating it and then vacuum and/or pressure forming it around a mold.

         Molded foam plastic shapes and thermoformed shapes used in the integrated materials products are shipped from the facility where these shapes are made to the appropriate integrated materials facility for integration with other materials.

         The major items of expense in the manufacture of the integrated materials products and rigid plastic products are the materials from which the products are made and labor.

         The location of the Company's manufacturing facilities ensures timely delivery of products to customers and enables the Company to provide products at a lower shipping cost than more distant competitors. Significant production flexibility exists among the Company's facilities since molds and/or molding machines and other manufacturing equipment can be moved quickly from one facility to another to facilitate production and assure supply to customers.

         All the Company's manufacturing facilities have warehousing capacity for inventories of finished goods. This enables the Company to respond quickly to the delivery needs of customers. Distribution of products is made from the Company's manufacturing facilities and warehouses to customers by Company operated tractor-trailers and by common carrier. Most of the Company operated tractor-trailers are leased.

SALES

         Sales are made primarily by the Company's own sales force which, including supporting technical personnel at the Company's design and testing centers, consists of approximately 76 salaried employees. Sales in certain geographic areas are handled by sales representatives paid on a commission basis who are assisted and supported by Company personnel.

         In general, the Company receives blanket purchase orders from its customers which do not specify release quantities and delivery dates. Actual shipments against these orders are determined by the customers' production schedules with the result that the products are generally required to be delivered on short notice. Accordingly, production and inventory levels are generally determined by customer release patterns rather than the backlog of purchase orders.

FOREIGN OPERATIONS

         The Company commenced doing business in the United Kingdom during the 1995 fiscal year as a result of its acquisition of a custom molding business in Northampton, England and Glasgow, Scotland (see "Business Acquisitions" below). This business was expanded during the 1996 fiscal year as the Company established an additional custom molding facility in Spennymoor, England (see "New Site Development" below). In October 1996, the Company acquired another custom molding business in Livingston, Scotland (see "Business Acquisitions" below).

         The Company's manufacturing facility in Mexico is located in Juarez. This facility and a facility in New Mexico enable the Company to serve domestic customers that have opened "Maquiladora" operations across the U.S. Mexican border. Maquiladora programs enable domestic companies to ship component parts in bond into Mexico, assemble them and then ship them back in bond to the United States. To a limited extent, the facilities in Juarez also serve customers manufacturing and selling their products in Mexico.

         The Company's operations in the United Kingdom and Mexico are conducted through subsidiaries. The Company has no other subsidiaries which play an important role in the Company's business.

RAW MATERIALS

         The materials from which the Company's custom molded products are made are expandable polystyrene ("EPS"), expanded polypropylene ("EPP"), expanded polyethylene ("EPE"), ARCEL(TM) and high heat-resistant styrene-based resins. All the resins are petroleum based. EPP and EPE are polyolefin resins and ARCEL(TM) is a co-polymer of polyethylene and polystyrene.

         EPS is received by the Company in an unexpanded state and in its raw form has an appearance much like table salt. ARCEL(TM) and the high heat-resistant resins are also received by the Company in an unexpanded state. Under conditions of time and pressure controlled heat, the raw material beads can be expanded to many times their original size with no increase in weight. The Company expands the beads to various densities depending upon the properties desired and stores the expanded beads until the final products are molded. In contrast, the EPP and EPE beads are already expanded when received by the Company and do not require further expansion before molding.

         Most of the Company's custom molded products are made from EPS. The other resins are particularly suitable for certain applications and are significantly more expensive. Accordingly, the products made from the other resins sell at higher prices than the products made from EPS. During the 1996, 1995 and 1994 fiscal years, approximately 22%, 20% and 22%, respectively, of the Company's net sales of custom molded products were attributable to products made from the premium resins.

         The Company has never experienced a shortage of the resins used in the manufacture of the custom molded products and does not foresee that any shortage will occur. EPS, EPP and EPE are generally available from a number of suppliers who will sell to any prospective purchaser. The high heat-resistant resins and ARCEL(TM) are each sold by a single supplier but are also generally available.

         The materials used in the manufacture of the integrated materials products (including corrugated paperboard and foam billets and planks) and rigid plastic products are also readily available.

COMPETITION

         The Company's interior protective packaging and material handling products compete with similar products made by others as well as with other types of protective products. A majority of the similar products is produced by independent manufacturers who generally market their products in a particular geographic area from a single or limited number of facilities. While the Company is considerably larger than most of the manufacturers of similar products, the Company's penetration in the total interior protective packaging market is still relatively small. A number of the companies which produce competing products, particularly paper and corrugated packaging products, are well established and have substantially greater financial resources than the Company.

         The components manufactured by the Company for thermal insulation represent a small portion of the overall market for insulation products. Because of the specialized nature of this market, the Company competes primarily with other manufacturers of similar foam plastic products, rather than with manufacturers of alternate insulation products. With the exception of E-PAC which is licensed technology, the other components manufactured by the Company can be provided by other vendors using similar or alternative materials.

         Competition between the Company and manufacturers of similar products is based primarily on product engineering, price and customer service.

CAPITAL EXPENDITURES

         Capital Expenditures for property, plant and equipment during the 1996, 1995 and 1994 fiscal years (not including expenditures in connection with business acquisitions) amounted to $23,129,000, $20,689,000 and $12,433,000, respectively.

         Capital expenditures for land, buildings and improvements during the 1996, 1995 and 1994 fiscal years (not including expenditures in connection with business acquisitions) amounted to $5,029,000, $3,841,000 and $3,265,000, respectively. The 1996 fiscal year expenditures included $615,000 to purchase the Company's custom molding facility in Tupelo, Mississippi, which was formerly leased, and $1,019,000 in connection with the establishment of new custom molding facilities in Spennymoor, England and Storm Lake, Iowa (see "New Site Development" below).

         Capital expenditures for machinery and equipment during the 1996, 1995 and 1994 fiscal years (not including expenditures in connection with business acquisitions) amounted to $18,100,000, $16,848,000 and $9,479,000, respectively. During the 1996 fiscal year, $8,512,000 of these expenditures was for automatic molding machines, $6,350,000 for other process equipment used in the manufacture of custom molded products, $1,452,000 for machinery and equipment used to manufacture the Company's integrated materials and rigid plastic products and $848,000 for environmental control equipment (see "Environmental Considerations" below).

BUSINESS ACQUISITIONS

         In December 1995, the Company purchased all the outstanding capital stock of Alpine Packaging, Inc., a custom designer and manufacturer of specialty corrugated and technical/military specification packaging and wood pallets with a facility in Colorado Springs, Colorado. The Company issued 51,177 shares of its Common Stock and paid cash having an aggregate value of approximately $1,300,000 at the closing.

         During the 1995 fiscal year, the Company made two business acquisitions. In February 1995, the Company purchased the custom molding business of M.Y. Trondex Ltd. with facilities in Northampton, England and Glasgow, Scotland; and in September 1994, the Company purchased the specialty corrugated and foam packaging business of Astrofoam, Inc. with a facility in Holden, Massachusetts. An aggregate of approximately $5,100,000 was paid at the closings of these acquisitions.

         Two business acquisitions were also made during the 1994 fiscal year. In April 1994, the Company purchased the custom molding and fabricating business of Styro-Molders Corporation with a facility in Colorado Springs, Colorado; and in September 1993 the Company purchased the corrugated packaging business of Box Pack Incorporated with a facility in Greeneville,

Tennessee. An aggregate of approximately $2,900,000 was paid at the closings of these acquisitions.

         Approximately 38% of the increase in net sales during the 1996 fiscal year was attributable to the M.Y. Trondex Ltd. and Alpine Packaging, Inc. acquisitions in February 1995 and December 1995, respectively. For purposes of this calculation, the net sales from the business acquired in the M.Y. Trondex Ltd. acquisition during the first five months of the 1996 fiscal year were included.

         In its business acquisitions, the Company generally agrees to pay additional consideration to the seller based on the sales realized by, or the operating performance of, the business acquired over a specified period after the acquisition. The aggregate amount of such additional consideration paid in cash and shares of the Company's Common Stock and recorded as additional purchase price or charged against selling and administrative expense during the 1996 fiscal year amounted to $1,238,000, of which $1,033,000 was recorded as additional purchase price.

         Two business acquisitions have also occurred since the end of the 1996 fiscal year. In September 1996, the Company purchased the custom thermoforming business of FormPac Corporation with a facility in Sandusky, Ohio, and in October 1996 the Company purchased all the outstanding capital stock of EPS (Moulders) Ltd., a company with a custom molding facility in Livingston, Scotland. As a result of the acquisition of EPS (Moulders) Ltd., the Company has become the largest manufacturer of custom molded products made from expanded foam plastic materials in the United Kingdom.

         For further information with respect to the above acquisitions, see Notes 8 and 11 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1996 fiscal year. Such Notes 8 and 11 are incorporated in this Item by reference.

         The Company will continue to look for acquisitions which mesh well with the Company's business.

NEW SITE DEVELOPMENT

         The Company also acquires new manufacturing facilities through new site development. During the 1996 fiscal year, the Company completely renovated a leased property in Spennymoor, England and established a new custom molding facility where production commenced in June 1996. A new custom molding facility is also being constructed at Storm Lake, Iowa where production is expected to commence by the end of 1996. In addition, in August 1996 the Company announced plans to build a new custom molding facility in Brenham, Texas which it expects will become operational in the spring of 1997.

         The Company will continue to develop new production sites to meet the needs of its customers.

SEASONALITY

         The Company's net sales and net income are subject to some seasonal variation. The Company's business generally declines in December due to a reduction in manufacturing activity by its customers, and this usually adversely affects the Company's net sales and net income during the second quarter of the fiscal year. Net income in the second fiscal quarter is also adversely affected by higher operating costs during the winter months. See Note 12 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1996 fiscal year. Said Note 12 is incorporated in this item by reference.

EMPLOYEES

         As of August 31, 1996, the Company had 1,668 employees, of which 1,593 were full time employees and 1,294 were paid on an hourly basis. Of the hourly employees, 241 at six manufacturing facilities are covered by collective bargaining agreements with six different unions. The agreements expire at various dates from March 1998 through August 1999. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

ENVIRONMENTAL CONSIDERATIONS

         The Company has obtained air quality permits for all its custom molding facilities except its facilities in the United Kingdom where air quality permits are not required. Certain of the permits restrict the amount of pentane (a blowing agent contained in the Company's foam plastic resins) which may be released during the manufacturing process and have resulted in capital expenditures for batch pre-expanders which allow the Company to use low pentane content EPS. Air quality permits have not been required in connection with the manufacture of the Company's integrated materials and rigid plastics products. Where required, water permits have been obtained for all process related waste water and storm water discharges.

         The Company has acquired recycling equipment for all its custom molding and integrated materials facilities. The equipment includes (i) regrinders which enable the Company to reuse in-house scrap and products returned by customers, (ii) EPS densifiers which enable the Company to compact in-house scrap and products returned by customers for reprocessing in the polystyrene recylcing market and (iii) balers which enable the Company to compact in-house corrugated paperboard scrap for reprocessing. In-house scrap resulting from the manufacture of rigid plastic products is returned to the raw material suppliers of these materials for recycling.

         The Company's foam plastic products may also be safely landfilled or incinerated. The Company's integrated materials products may be recycled, safely landfilled or incinerated and the rigid plastic products may also be recycled.

         During the 1996, 1995 and 1994 fiscal years, the Company's capital expenditures for environmental matters, including batch pre-expanders and recycling equipment, amounted to $848,000, $1,742,000 and $1,064,000, respectively. Capital expenditures for environmental matters during the 1997 fiscal year are expected to amount to approximately $1,000,000.

         In September 1994, the Company commenced a program under which environmental compliance audits will be conducted at all the Company's manufacturing facilities in the United States. At the end of the 1996 fiscal year, 10 audits had been completed. The audits have been conducted by an independent environmental consulting firm and have not resulted in plans for any significant additional expenditures for environmental matters.

         There has been public concern that using chloro-fluoro-carbons ("CFCs") in the manufacture of plastic products may deplete the Earth's upper atmospheric ozone layer. The Company does not use, nor has it ever used, CFCs in the manufacture of any of its products.


                     [This space intentionally left blank.]

ITEM 2. PROPERTIES.

         The Company's headquarters are located at 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

         The Company has custom molding facilities at the following locations:

 Colorado Springs, Colorado                  New Brighton, Pennsylvania
 Putnam, Connecticut                         Greeneville, Tennessee
 Conyers, Georgia                            Lewisburg, Tennessee
 Streator, Illinois                            (two facilities)
 Martinsville, Indiana                       Sterling, Virginia
 Chesaning, Michigan                         Pardeeville, Wisconsin
 Tupelo, Mississippi                         Juarez, Mexico
 Las Cruces, New Mexico                      Northampton, England
 Cortland, New York                          Spennymoor, England
 Butner, North Carolina                      Glasgow, Scotland
 Marion, Ohio                                Livingston, Scotland


         The Company purchased the custom molding facility in Tupelo, Mississippi which was previously leased in November 1995, completed the construction of the custom molding facility in Spennymoor, England in June 1996 (see "New Site Development" under Item 1) and acquired the custom molding facility in Livingston, Scotland in a business acquisition in October 1996 (see "Business Acquisitions" under Item 1). See also "New Site Development" under
Item 1 for information with respect to additional custom molding facilities under construction and to be constructed.

         The Company manufactures products from EPS at all its custom molding facilities except one of the facilities in Lewisburg, Tennessee which is a dedicated polyolefins plant. Products are also made from one or more of the Company's premium raw material resins at a majority of the custom molding facilities.

         The Company has integrated materials facilities at the following locations:

 Colorado Springs, Colorado                  Beaver, Pennsylvania
 Conyers, Georgia                            Greeneville, Tennessee
 Holden, Massachusetts                       Burlington, Wisconsin
 Saginaw, Michigan

         The integrated materials facilities in Colorado Springs, Colorado, Conyers, Georgia and Greeneville, Tennessee are at different sites from the custom molding facilities at these locations. Some integrated materials operations are also conducted at the Company's custom molding facilities in Tupelo,

Mississippi, Butner, North Carolina, Juarez, Mexico and Northampton, England.

         The Company acquired the integrated materials facility in Colorado Springs, Colorado in a business acquisition in December 1995 (see "Business Acquisitions" under Item 1). After this acquisition, the Company transferred its integrated materials operations at its custom molding plant in Colorado Springs to the new integrated materials facility.

         The Company acquired a custom thermoforming facility in Sandusky, Ohio in a business acquisition in September 1996 (see "Business Acquisitions" under Item 1). After this acquisition, the Company transferred its rigid plastic operations in Beaver, Pennsylvania to the new thermoforming facility in Sandusky, Ohio and to the Company's other existing facilities where rigid plastic products are manufactured in Conyers, Georgia and Burlington, Wisconsin. In Conyers, Georgia and Burlington, Wisconsin, the rigid plastic products are manufactured at the same sites where integrated materials products are manufactured.

         The Company's mold making facility is in Sun Prairie, Wisconsin. This facility is considered a manufacturing facility because most of the aluminum production molds that are made by the Company at this facility are sold to and owned by the Company's customers.

         All the custom molding facilities in the United States are owned by the Company except the facility in Colorado Springs, Colorado and the EPS facility in Lewisburg, Tennessee. The Company has options to purchase these facilities. All the Company's other manufacturing facilities are leased (except for the custom molding facility in Livingston, Scotland and the integrated materials facility in Saginaw, Michigan), but the Company also has options to purchase many of these leased facilities. The Company generally makes substantial leasehold improvements to, and exercises its options to purchase, the leased facilities. The leases for the manufacturing facilities expire at various dates from June 1997 through November 2006. In many cases, the leases may be extended at the Company's option.

         The Company's custom molding and integrated materials operations are supported by design and testing centers located at the Company's headquarters in New Brighton, Pennsylvania, at the custom molding facility in Colorado Springs, Colorado, at the manufacturing facilities in Holden, Massachusetts, Burlington, Wisconsin and Northampton, England and at separate facilities in Conyers, Georgia and Holly, Michigan. The Company's rigid plastic operations are supported by a design and testing center at the new custom thermoforming facility in Sandusky, Ohio. Sales offices are located at each of the design and testing centers.

         The Company has warehouse facilities at each manufacturing location as well as in other locations. The

Company continues to own properties in Essex, Connecticut, Louisville, Kentucky, Baltimore, Maryland and Durham, North Carolina where former manufacturing operations have been discontinued. All but one of these properties is leased to a third party.

         The Company believes that its facilities are generally well suited for their respective uses and that they are generally adequately sized and designed to provide the operating efficiencies necessary for the Company to be competitive. The Company continually expands and modernizes its existing facilities and establishes new facilities as necessary to meet the demand for its products.

         Information with respect to the machinery and equipment used in the Company's manufacturing operations and with respect to the Company's transportation equipment provided in Item 1 of this annual report is also incorporated by reference in this Item 2.

ITEM 3. LEGAL PROCEEDINGS.

         In June 1995, a Complaint was filed against the Company in Edwina Wilhoit v. Tuscarora, Inc., a civil action in the United States District Court for the Eastern District of Tennessee in Greeneville, Tennessee. The plaintiff, an employee at one of the Company's manufacturing facilities in Greeneville, Tennessee, alleged sexual harassment and assault by the Company's former plant manager in violation of Title VII of the 1964 Federal Civil Rights Act, as amended, the Tennessee Human Rights Act and Tennessee common law; and alleged a past pattern of sexual assault by the former plant manager. Substantial compensatory and punitive damages were sought. This matter, which was first reported in the annual report on Form 10-K for the 1995 fiscal year, was settled in July 1996 under a confidential agreement between the plaintiff and the Company.

         In October 1995, a Complaint was filed against the Company in L. Marie Roberts v. Tuscarora Incorporated, et al., a civil action in the State Court of Rockdale County, Georgia. The plaintiff, a former employee at one of the Company's manufacturing facilities in Conyers, Georgia, alleged sexual harassment by the plaintiff's supervisor and the Company's plant manager, respectively, and sexual assault by the plaintiff's supervisor. The plaintiff alleged various causes of action under Georgia law and seeks an unspecified amount of compensatory and punitive damages. After investigation, the Company terminated the employment of the supervisor but determined that the plant manager was not at fault. On the basis that the plaintiff alleged a cause of action under Title VII of the 1964 Federal Civil Rights Act, as amended, the Company removed the action to the United States District Court for the Northern District of Georgia, Atlanta Division. In October 1996, a Motion for Summary Judgment filed by the Company was granted and the action in the United States District Court was dismissed as to plaintiff's federal claims, but the District Court remanded any remaining state law claims to the State Court. The Company will continue to vigorously contest this proceeding which was also first reported in the annual report on Form 10-K for the 1995 fiscal year. Among other arguments, the Company will argue on res judicata and collateral estoppel grounds that the federal court action disposed of any state law claims against the Company.

         Since 1992, the Company has been involved in cost recovery litigation with the United States Environmental Protection Agency (the "USEPA") and other parties over clean up costs at the Smith's Farm Superfund Site in Bullitt County, Kentucky. The litigation was commenced in February 1992 in the United States District Court for the Western District of Kentucky under the caption AKZO Coatings, Inc., et al. v. AC&S, Inc., et al. In 1988, the Company may have generated small amounts of scrap product and warehouse demolition waste debris that were transported to the site from the Company's custom molding facility in Louisville, Kentucky where operations have since been discontinued. The Company denies that either the scrap product or the demolition debris contained hazardous substances. In May 1996, the USEPA, as part of a global settlement, offered a settlement to certain de minimis parties, including the Company, under which the Company's share of the clean up costs would be approximately $70,000. The Company has notified the USEPA that the settlement proposed is acceptable. A Consent Order, which will contain a covenant not-to-sue and contribution protection, is being negotiated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended August 31, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

         In accordance with Instruction 3 to Item 401(b) of Regulation S-K, information with respect to the executive officers of the Company is set forth below.

       Name                    Age            Office with the Company
       ----                    ---            -----------------------
John P. O'Leary, Jr.           49        President and Chief Executive Officer
Brian C. Mullins               55        Vice President and Treasurer
James H. Brakebill             59        Vice President, Manufacturing
David C. O'Leary               47        Vice President, Sales and Marketing

         John P. O'Leary, Jr. has been President and Chief Executive Officer of the Company since prior to September 1991. He has been a director of the Company since 1974 and became Chairman of the Board of Directors in August 1994.

         Brian C. Mullins has been Vice President and Treasurer of the Company since prior to September 1991. Mr. Mullins is the Company's chief financial and accounting officer.

         James H. Brakebill has been Vice President, Manufacturing of the Company since April 1994; he was Vice President of Technology from prior to September 1991 to April 1994. Mr. Brakebill is responsible for all manufacturing operations of the Company.

         David C. O'Leary has been Vice President, Sales and Marketing of the Company since April 1994; he was Vice President-Southern Division from prior to September 1991 to April 1994. Mr. O'Leary is responsible for all sales and marketing activities of the Company.

         John P. O'Leary, Jr. and David C. O'Leary are brothers.

         The executive officers are elected annually by the Board of Directors at an organization meeting which is held immediately after each Annual Meeting of Shareholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers ("NASDAQ"). The Common Stock trades under the NASDAQ symbol TUSC. As of August 31, 1996, there were 824 holders of record of the Company's Common Stock.

         Information with respect to the market prices of, and the cash dividends paid with respect to, the Company's Common Stock during the fiscal years ended August 31, 1996 and 1995 appears under Note 12 Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements on page 19 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data required by this Item 6 is furnished by the "Eleven Year Consolidated Financial Summary" which appears on the bottom half of the inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Management's Discussion and Analysis of Results of Operations and Financial Condition required by this Item 7 appears on pages 19 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and related notes and report appear on the pages indicated in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996 and are incorporated herein by reference:

                                                                                                   Page(s) in
                                                                                                  Annual Report
    Financial Statements and Related Report                                                      to Shareholders
    ---------------------------------------                                                      ---------------
Consolidated Statements of Income for the
         fiscal years ended August 31, 1996,
         1995 and 1994...........................................................................         8
Consolidated Balance Sheets at August 31,
         1996 and 1995...........................................................................         9
Consolidated Statements of Cash Flows
         for the fiscal years ended August 31,
         1996, 1995 and 1994.....................................................................        10
Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         August 31, 1996, 1995 and 1994..........................................................        11
Notes to Consolidated Financial Statements.......................................................      12-18
Report of Independent Accountants................................................................        19

         The supplementary financial information required by this Item 8 is included in Note 12--Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements and is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by this Item 9 was included in current reports on Form 8-K filed by the Company with the Commission on February 15, 1996 and November 14, 1996.

                                    PART III

ITEMS 10 THROUGH 13.

         In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I of this annual report) because the Company has already filed its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on December 18, 1996, which includes such information, with the Commission. Such information is incorporated herein by reference, except for the information required to be included in the Proxy Statement by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

 (a)(1) Financial Statements:

         The consolidated financial statements of the Company and its subsidiaries, together with the report of S.R. Snodgrass, A.C., dated October 11, 1996, appearing on pages 8 through 19 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996, are incorporated herein by reference (see Item 8 above).

 (a)(2) Financial Statement Schedules:

                                                         Page in this
          Schedules and Related Report                  Annual Report
          ----------------------------                  -------------
Schedule II - Valuation Account for the fiscal
              years ended August 31, 1996,
              1995 and 1994                                S-1
Report of Independent Accountants on Schedules             S-2

         All other Financial Statement Schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in the Company's Annual Report to Shareholders for its fiscal year ended August 31, 1996.

 (a)(3) Exhibits:

Exhibit No.                           Document
-----------                           --------
3(i)              Restated Articles of Incorporation, filed as Exhibit 3(i) to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.

3(ii) By-Laws, as Amended and Restated effective December 15, 1994, filed as Exhibit 3(ii) to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.

Exhibit No.                           Document
-----------                           --------
 4                Loan  Agreement,  dated as of August 14, 1996,  between the
                  Company and Mellon Bank, N.A., with Revolving Credit Note and
                  Term Note attached, filed herewith.

10.1              1985 Incentive Stock Option Plan, as adopted by the
                  Company's Board of Directors on August 22, 1985 and approved by the Company's shareholders on October 31, 1985, filed on June 20, 1988 as part of Exhibit 10.1 to Amendment No. 1 to
                  Registration Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*

10.2              1985 Incentive Stock Option Plan, as amended by the
                  Company's Board of Directors on October 29, 1987, filed on
                  June 20, 1988 as part of Exhibit 10.2 to Amendment No. 1 to
                  Registration Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*

10.3 1989 Stock Incentive Plan, as amended by the Company's Board of Directors on October 13, 1994 and approved by the Company's shareholders on December 15, 1994, filed as Exhibit 10.3 of the Company's annual report on Form 10-K for the fiscal year ended
                  August 31, 1995 and incorporated herein by reference.*

10.4 1989 Stock Incentive Plan, as amended by the Company's Board of Directors effective August 31, 1996, filed herewith.*

10.5 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1996, filed herewith.*

10.6 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February
                  28, 1995 and incorporated herein by reference.*

10.7 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February
                  28, 1995 and incorporated herein by reference.*

10.8 Written description of supplemental retirement benefit for Thomas P. Woolaway, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended August
                  31, 1995 and incorporated herein by reference.*

Exhibit No.                           Document
-----------                           --------
10.9              First Amendment to the Tuscarora Incorporated and Subsidiary
                  Companies Salaried Employees' Money Purchase Pension Plan, as
                  adopted by the Company's Board of Directors on October 11,
                  1996, providing for additional employer contributions for
                  certain of the Company's executive officers, filed herewith.*

10.10 Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company's Board of Directors on February 9, 1996, and related Consent of the Company's Compensation
                  Committee, dated October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participation Agreement, filed herewith.*

10.11             Indemnification and Insurance Agreement, dated August 12,
                  1988, between the Company and John P. O'Leary, Sr.
                  (substantially identical agreements have been entered into with all the Company's directors), filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

11                Statement re Computation of Earnings Per Share, filed herewith.

13 Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1996 which are expressly incorporated in this annual report by reference, filed herewith.

21                List of subsidiaries of the Company, filed herewith.

23                Consent of S.R. Snodgrass, A.C., filed herewith.

24                Powers of Attorney, filed herewith.

27                Financial Data Schedule, filed herewith.

---------------
      * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

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

 (b)Reports on Form 8-K:

         No current reports on Form 8-K were filed during the fiscal quarter ended August 31, 1996.

                     [This space intentionally left blank.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tuscarora Incorporated

                                           By /s/ JOHN P. O'LEARY, JR.
                                              ----------------------------------
                                              John P. O'Leary, Jr., President
                                              and Chief Executive Officer

Date:  November 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on November 27, 1996:

/s/ JOHN P. O'LEARY, JR.                            /s/ BRIAN C. MULLINS
-------------------------                           -----------------------
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

By /s/ BRIAN C. MULLINS
   ---------------------
   Brian C. Mullins,
   Attorney-in-Fact

                             TUSCARORA INCORPORATED

                        Schedule II - Valuation Account
                     Years Ended August 31, 1996, 1995 and 1994

                                       Balance at             Charged to                                        Balance at
                                       Beginning              Costs and                                            End
     Description                       of Period              Expenses                Deductions(1)             of Period
     -----------                       ---------              --------                -------------             ---------
Allowance for
doubtful accounts

 Year Ended
 August 31, 1996                        $694,675               $381,196                 $288,696                 $787,175

 Year Ended
 August 31, 1995                         646,991                287,782                  240,098                  694,675

 Year Ended
 August 31, 1994                         643,386                180,000                  176,395                  646,991

---------------
(1)  Uncollected receivables written off, net of recoveries.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

Tuscarora Incorporated
New Brighton, Pennsylvania

         Our report on the consolidated financial statements of Tuscarora Incorporated and subsidiaries has been incorporated by reference in this Form 10-K from the Company's 1996 Annual Report to Shareholders and appears on page 19 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule which appears on page S-1 of this annual report on Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.

                                                 /s/ S.R. SNODGRASS, A.C.
                                                 ---------------------------
Beaver Falls, Pennsylvania                       S.R. SNODGRASS, A.C.,
October 11, 1996                                 Certified Public Accountants

                             TUSCARORA INCORPORATED
                FORM 10-K FOR FISCAL YEAR ENDED AUGUST 31, 1996
                                 EXHIBIT INDEX


        The following exhibits are required to be filed with this annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, as indicated in the index. Exhibits not incorporated herein by reference follow the index.


Exhibit
  No.                                         Document
-------         ---------------------------------------------------------------
 3(i)           Restated Articles of Incorporation, filed as Exhibit 3(i) to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.

 3(ii) By-Laws, as Amended and Restated effective December 15, 1994, filed as Exhibit 3(ii) to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.

 4              Loan Agreement, dated as of August 14, 1996, between the
                Company and Mellon Bank, N.A., with Revolving Credit Note and
                Term Note attached, filed herewith.

10.1            1985 Incentive Stock Option Plan, as adopted by the Company's
                Board of Directors on August 22, 1985 and approved by the Company's shareholders on October 31, 1985, filed on June 20,
                1988 as part of Exhibit 10.1 to Amendment No. 1 to Registration
                Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*

10.2            1985 Incentive Stock Option Plan, as amended by the Company's
                Board of Directors on October 29, 1987, filed on June 20, 1988 as part of Exhibit 10.2 to Amendment No. 1 to Registration
                Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*


10.3            1989 Stock Incentive Plan, as amended by the Company's Board of
                Directors on October 13, 1994 and approved by the Company's shareholders on December 15, 1994, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended
                August 31, 1995 and incorporated herein by reference.*



Exhibit
  No.                                         Document
-------         ---------------------------------------------------------------
10.4            1989 Stock Incentive Plan, as amended by the Company's Board of
                Directors effective August 31, 1996, filed herewith.*

10.5 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1996, filed herewith.*

10.6 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.8 Written description of supplemental retirement benefit for Thomas P. Woolaway, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the Company's fiscal year ended
                August 31, 1995 and incorporated herein by reference.*

10.9            First Amendment to the Tuscarora Incorporated and Subsidiary
                Companies Salaried Employee's Money Purchase Pension Plan, as adopted by the Company's Board of Directors on October 11, 1996, providing for additional employer contributions for certain of the Company's executive officers, filed herewith.*

10.10 Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company's Board of Directors on February 9, 1996, and related Consent of the Company's Compensation
                Committee, dated October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participation Agreement, filed herewith.*

10.11 Indemnification and Insurance Agreement, dated August 12, 1988, between the Company and John P. O'Leary, Sr. (substantially identical agreements have been entered into with all the Company's directors), filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.


Exhibit
  No.                                         Document
-------         ---------------------------------------------------------------
11              Statement re Computation of Earnings Per Share, filed herewith.

13 Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1996 which are expressly incorporated in this annual report by reference, filed herewith.

21              List of subsidiaries of the Company, filed herewith.

23              Consent of S.R. Snodgrass, A.C., filed herewith.

24              Powers of Attorney, filed herewith.

27              Financial Data Schedule, filed herewith.

-----------

  * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) or Regulation S-K.