Form 10-Q
period 1996-11-30
TUSCARORA INC
filed 1997-01-14
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996

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

          As of January 2, 1997, 9,445,260 shares of Common Stock, without par value, of the registrant were outstanding after giving effect to the 50% share distribution declared on December 18, 1996 payable on January 13, 1997 to holders of record on December 27, 1996.

                             Tuscarora Incorporated

                                     INDEX

                                                                   Page
                                                                   ----
Part I.    Financial Information:

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           November 30, 1996 and August 31, 1996                     3

           Condensed Consolidated Statements of
           Income - Three months ended November 30,
           1996 and November 30, 1995                                4

           Condensed Consolidated Statements of
           Cash Flows - Three months ended November 30,
           1996 and November 30, 1995                                5

           Notes to Condensed Consolidated Financial
           Statements                                               6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                   8-9

Part II.   Other Information:

           Item 6.  Exhibits and Reports on Form 8-K                10

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Tuscarora Incorporated
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      November 30,           August 31,
                                                                          1996                  1996
                                                                      ------------           ----------
                                                                       (Unaudited)
                                             ASSETS
                                             ------
Current Assets
  Cash and cash equivalents                                           $    316,218          $  3,379,776
  Trade accounts receivable, net of
    provision for losses                                                30,981,214            26,094,406
  Inventories                                                           17,629,474            15,666,880
  Prepaid expenses and other current assets                              3,187,525             1,771,694
                                                                      ------------          ------------
                                                                        52,114,431            46,912,756

Property, Plant and Equipment, net                                      83,033,222            78,709,646

Other Assets
  Goodwill                                                               4,697,946             3,406,779

  Other non-current assets                                               2,237,841             2,140,261
                                                                      ------------          ------------

           Total Assets                                               $142,083,440          $131,169,442
                                                                      ============          ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ----------- --- ------------- ------

Current Liabilities
  Current maturities of long-term debt                                 $ 5,315,974          $  5,346,335
  Accounts payable                                                      13,866,851            16,416,387
  Accrued income taxes                                                   2,313,903               153,930
  Accrued payroll and related taxes                                        594,981               595,282
  Other current liabilities                                              2,205,200             1,176,918
                                                                      ------------          ------------
                                                                        24,296,909            23,688,852

Long-Term Debt - less current maturities                                44,717,092            39,249,136

Deferred Income Taxes                                                    2,091,495             2,069,988

Other Long-Term Liabilities                                              2,215,414             1,334,577
                                                                      ------------          ------------
           Total Liabilities                                            73,320,910            66,342,553

Shareholders' Equity
  Preferred Stock - par value $.01 per share;
    authorized shares, 1,000,000; none issued                                  --                    --
  Common Stock - without par value; authorized
    shares, 20,000,000; issued shares, 9,449,817
    at November 30, 1996 and 9,426,923 at
    August 31, 1996                                                      9,449,817             9,426,923
  Capital surplus                                                          753,113               740,818
  Retained earnings                                                     58,516,722            54,825,048
  Foreign currency translation adjustment                                  129,764               (38,690)
                                                                      ------------          ------------
                                                                        68,849,416            64,954,099
  Less cost of reacquired shares of Common Stock; 5,330 shares
    at November 30, 1996 and 12,351 at August 31, 1996                      86,886               127,210
                                                                      ------------          ------------
           Total Shareholders' Equity                                   68,762,530            64,826,889
                                                                      ------------          ------------

           Total Liabilities and Shareholders' Equity                 $142,083,440          $131,169,442
                                                                      ============          ============

Note: The consolidated balance sheet at August 31, 1996 has been taken from the audited financial statements and condensed. Share numbers and the Common Stock and Capital Surplus accounts have been adjusted to reflect the 50% share distribution declared on December 18, 1996 payable on January 13, 1997 to holders of record in December 27, 1996.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Months Ended November 30,
                                                    1996                        1995
                                                ------------                ------------
Net Sales                                       $ 53,440,704                $ 47,295,716

Cost of Sales                                     39,735,103                  35,338,756
                                                ------------                ------------

           Gross profit                           13,705,601                  11,956,960

Selling and Administrative Expenses                6,862,268                   6,114,268
Interest Expense                                     837,362                     708,067
Other (Income)                                       (41,510)                     (8,821)
                                                ------------                ------------
           Total expenses                          7,658,120                   6,813,514
                                                ------------                ------------

           Income before income taxes              6,047,481                   5,143,446

Provision for Income Taxes                         2,355,807                   1,989,001
                                                ------------                ------------

           Net income                           $  3,691,674                $  3,154,445
                                                ============                ============


Net income per share                                 $.39                        $.34
                                                     ====                        ====

Weighted average number of shares of
   Common Stock outstanding                       9,424,139                   9,272,427
                                                  =========                   =========

The per share and share numbers have been adjusted to reflect the 50% share distribution declared on December 18, 1996 payable on January 13, 1997 to holders of record on December 27, 1996.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three Months Ended November 30,
                                                                 1996                          1995
                                                             -----------                    -----------
Operating Activities
   Net Income                                                $ 3,691,674                    $ 3,154,445

   Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation                                             3,679,605                      2,799,084
      Amortization                                               176,110                        145,225
      Provision for losses on receivables                        166,547                        120,521
      Increase (decrease) in deferred income taxes              (106,867)                         6,193
      Gain on sale of property, plant and
         equipment, net                                           (3,457)                        (5,755)
      Stock compensation expense                                   3,183                          2,840
      Supplemental retirement plan                                26,168                             --

   Changes in operating assets and liabilities, net of
    effects of business acquisitions:
      Decrease (increase):
        Trade accounts receivable                               (922,691)                      (675,543)
        Inventories                                           (1,049,103)                       704,190
        Prepaid expenses and other current assets             (1,299,833)                      (841,380)
        Other non-current assets                                      --                        (65,466)
      Increase (decrease):
        Accounts payable                                      (4,084,417)                    (3,670,349)
        Accrued income taxes                                   2,053,001                      1,648,582
        Accrued payroll and related taxes                       (303,719)                       (29,855)
        Other current liabilities                               (275,934)                      (289,915)
        Other long-term liabilities                                   --                        (49,139)
                                                             -----------                    -----------
          Net cash provided by operating activities            1,750,267                      2,953,679
                                                             -----------                    -----------

Investing Activities
   Purchase of property, plant and equipment                  (4,659,002)                    (3,346,623)
   Business acquisitions, net of cash acquired                (5,278,480)                           --
   Proceeds from sale of property, plant and
      equipment                                                    6,750                          5,755
                                                             -----------                    -----------
          Net cash (used for) investing activities            (9,930,732)                    (3,340,868)
                                                             -----------                    -----------

Financing Activities
   Proceeds from long-term debt                                6,700,000                            --
   Payments on long-term debt                                 (1,625,783)                    (1,099,186)
   Proceeds from sale of Common Stock                             72,330                         42,058
                                                             -----------                    -----------
          Net cash provided by (used for)
             financing activities                              5,146,547                     (1,057,128)
                                                             -----------                    -----------

Effect of Foreign Currency Exchange Rate Changes
   on Cash and Cash Equivalents                                  (29,640)                        (3,982)

          Net decrease in cash and
             cash equivalents                                 (3,063,558)                    (1,448,299)

Cash and Cash Equivalents at Beginning of Period               3,379,776                      2,659,767
                                                             -----------                    -----------
Cash and Cash Equivalents at End of Period                   $   316,218                    $ 1,211,468
                                                             ===========                    ===========

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Condensed Consolidated Financial Statements

           The condensed consolidated balance sheet at November 30, 1996 and the consolidated statements of income and consolidated statements of cash flows for the periods ended November 30, 1996 and November 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1996 and for the periods presented have been made.

           The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996.

           The results of operations for the period ended November 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

2.    Inventories

           Inventories are summarized as follows:

                                        November 30,           August 31,
                                            1996                  1996
                                        ------------          ------------
      Finished goods                    $ 10,300,468          $  9,739,590
      Work in process                        182,807               215,475
      Raw materials                        5,462,266             4,233,990
      Supplies                             1,683,933             1,477,825
                                        ------------          ------------

                                        $ 17,629,474          $ 15,666,880
                                        ============          ============

3.    Acquisitions

           On September 10, 1996, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio. On October 4, 1996, the Company acquired all the outstanding capital stock of EPS (Moulders) Ltd., a custom molding business in Livingston, Scotland. The aggregate purchase price booked for these acquisitions was approximately $6.5 million, of which approximately $5.7 million was paid in cash. Part of the purchase price in the FormPac acquisition was allocated to covenants not to compete and part of the purchase price in the EPS (Moulders) Ltd. acquisition was allocated to goodwill. The Company has also agreed to pay additional consideration based on the operating performance of FormPac's business during the three-year period following this acquisition.


           Both acquisitions have been accounted for as purchases; operations of the businesses acquired have been included in the accompanying financial statements from their respective dates of acquisition. The combined operating results, including the results from the acquired businesses had they been included at the beginning of the fiscal period, would not be materially different from the results of operations as reported.

4.    Claims and Contingencies

           Two lawsuits are pending against the Company involving claims of sexual discrimination and harassment in which compensatory and punitive damages are sought. The Company is vigorously contesting these lawsuits and believes that, consistent with a policy in place for many years, it promptly, reasonably and effectively responded to all alleged incidents. Other employment-related claims are pending before Federal and state agencies.

           The Company is also involved in legal and administrative proceedings, including one with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. With respect to these matters, the Company believes that its share of the costs should not be significant.

           In the opinion of management, the disposition of the employment and environmental claims should not have a material adverse effect on the Company's financial position or results of operations.

5.    Subsequent Event

           On December 18, 1996, the Company's Board of Directors declared a 50% share distribution on the Company's Common Stock payable on January 13, 1997 to shareholders of record on December 27, 1996. In connection with the distribution, $1.00 has been transferred from the Company's Capital Surplus account to the Company's Common Stock account for each share issued. All per share and share numbers have been adjusted to reflect the 50% share distribution.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1997
COMPARED TO FIRST QUARTER FISCAL 1996

     Net sales for the quarter ended November 30, 1996 were $53.4 million, an increase of $6.1 million, or 13.0%, over the same quarter of fiscal 1996. Approximately 65.4% of the increase in net sales was due to the acquisitions of Alpine Packaging Inc. in Colorado Springs, Colorado in December 1995, FormPac Corporation in Sandusky, Ohio in September 1996 and EPS (Moulders) Ltd. in Livingston, Scotland in October 1996. The balance of the increase was due to increased demand in the Company's core custom molding operations. The sales increase was achieved despite lower sales at the Company's integrated materials facilities and a reduction in selling prices in December 1995.

     Gross profit for the quarter ended November 30, 1996 was $13.7 million, a 14.6% increase from $12.0 million in the first quarter of fiscal 1996. The gross profit margin increased to 25.6% from 25.3% primarily due to the higher sales volume and gross margin improvement at the UK and integrated materials facilities.

     Selling and administrative expenses increased $750,000 or 12.2% for the quarter ended November 30, 1996 but decreased slightly as a percentage of net sales to 12.8% from 12.9% in same period of fiscal 1996. The dollar increase is due primarily to increased employee costs and other costs added as a result of the business acquisitions.

     Interest expense for the quarter ended November 30, 1996 was $837,000 compared to $708,000 in the same period of fiscal 1996. The increase of $129,000, or 18.3%, is due to long-term debt incurred in connection with the acquisitions in September and October 1996.

     Income before income taxes for the quarter ended November 30, 1996 increased to $6.0 million from $5.1 million for the same period of fiscal 1996, an increase of $900,000 or 17.6%. The provision for income taxes for the quarter ended November 30, 1996 increased due to the increased income before income taxes.

     Net income for the quarter ended November 30, 1995 was $3.7 million, an increase of 17.0% from the $3.2 million earned in the same quarter of fiscal 1996. The increase was due primarily to the increases in net sales and gross profit.

     Net sales and net income were Company records for a first fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended November 30, 1996 amounted to $1.8 million compared to $3.0 million for the same period in fiscal 1996. Depreciation and amortization for the same three-month periods amounted to $3.9 million and $2.4 million, respectively. Because a substantial portion of cash flow provided from operations results from depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the three months ended November 30, 1996, the Company's inventories and accounts receivable increased as a result of the increased sales level and the acquisitions in September and October 1996.

     Capital expenditures for property, plant and equipment during the three months ended November 30, 1996 amounted to $4.7 million, including approximately $257,000 for environmental control equipment. Most of the capital expenditures were for machinery and equipment.

     In September 1996, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio and in October 1996 the Company acquired the custom molding business of EPS (Moulders) Ltd. in Livingston Scotland. An aggregate of approximately $5.7 million was paid at the closings of these transactions (see Note 3 to the Condensed Consolidated Financial Statements). The Company will continue to look for acquisitions which will mesh well with the Company's business.

     Total long-term debt of the Company amounted to $44.7 million at November 30, 1996, of which $41.1 million was borrowed under a credit agreement with the Company's principal bank, including $9.9 million out of an available $40.0 million under a revolving credit agreement. During the three months ended November 30, 1996, $6.7 million was borrowed under the revolving credit agreement in connection with the acquisitions in September and October 1996. Total long-term debt amounted to $39.2 million at August 31, 1996.

     On December 18, 1996, the Company declared its regular semiannual cash dividend of $.14 per share payable on January 6, 1997 to shareholders of record on December 27, 1996. The Company also declared a 50% share distribution payable on January 13, 1997 to shareholders of record on December 27, 1996. Cash dividends of $.13 per share were paid in January and July 1996.

     Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating needs, capital requirements and dividend payments.


INFLATION

     The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                           PART II. OTHER INFORMATION

Item. 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      The exhibits listed below are filed as a part of this quarterly report.

              Exhibit No.                              Document
              -----------                 -------------------------------------
                  11                      Computation of Net Income Per Share.

                  27                      Financial Data Schedule.

      Certain documents as amended or adopted during the fiscal quarter ended November 30, 1996 were previously filed as exhibits to the Company's annual report on Form 10-K for its fiscal year ended August 31, 1996. These were:

     (i) the Company's Common Stock Purchase Plan for Salaried Employees, as amended effective October 11, 1996, filed as Exhibit 10.5 to the Form 10-K;

     (ii) a First Amendment to the Tuscarora Incorporated and Subsidiary Companies Salaried Employees' Money Purchase Pension Plan, effective September 1, 1996, filed as Exhibit 10.9 to the Form 10-K; and

     (iii) the Tuscarora Incorporated Supplemental Executive Retirement Plan and related documents designating certain of the Company's executive officers as Plan participants effective September 1, 1996, filed as Exhibit 10.10 to the Form 10-K.

      (b)  Reports on Form 8-K

      The Company reported a change in independent accountants under Item 4 of a current report on Form 8-K which was filed on November 14, 1996. A similar report on Form 8-K with respect to the appointment of Ernst & Young LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ended August 31, 1997 had previously been filed on February 16, 1996 (see the quarterly report on Form 10-Q for the fiscal quarter ended February 29, 1996).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tuscarora Incorporated
                                              (Registrant)

Date:  January 14, 1997                  By  /s/ JOHN P. O'LEARY, JR.
                                             --------------------------------
                                             John P. O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer


Date:  January 14, 1997                  By  /s/ BRIAN C. MULLINS
                                             --------------------------------
                                             Brian C. Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                             Tuscarora Incorporated
                 FORM 10-Q FOR QUARTER ENDED NOVEMBER 30, 1996

                                 EXHIBIT INDEX

          The following exhibits are filed as a part of this quarterly report on Form 10-Q.

    Exhibit
      No.                                 Document
    -------                 ------------------------------------
      11                    Computation of Net Income Per Share.

      27                    Financial Data Schedule.