Form 10-Q
period 1997-02-28
TUSCARORA INC
filed 1997-04-14
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[   ] EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------
Commission file number 0-17051

                             Tuscarora Incorporated
            (Exact name of registrant as specified in the charter.)

           Pennsylvania                                     25-1119372
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

                              Yes [ X ]   No [   ]

          As of April 1, 1997, 9,465,585 shares of Common Stock, without par value, of the registrant were outstanding.

                             Tuscarora Incorporated

                                     INDEX

                                                                   Page
Part I.    Financial Information:

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           February 28, 1997 and August 31, 1996                      3

           Condensed Consolidated Statements of
           Income - Three and six month periods ended
           February 28, 1997 and February 29, 1996                    4

           Condensed Consolidated Statements of
           Cash Flows - Six months ended February 28,
           1997 and February 29, 1996                                 5

           Notes to Condensed Consolidated Financial
           Statements                                               6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                  8-10

Part II.   Other Information:

           Item 1.  Legal Proceedings                                11

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                 11

           Item 6.  Exhibits and Reports on Form 8-K                 12

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Tuscarora Incorporated
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            February 28,              August 31,
                                                1997                     1996
                                                ----                     ----
                                            (Unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                 $    507,448          $  3,379,776
  Trade accounts receivable, net of
    provision for losses                      29,329,414            26,094,406
  Inventories                                 19,551,098            15,666,880
  Prepaid expenses and other current assets    3,273,793             1,771,694
                                            ------------          ------------
                                              52,661,753            46,912,756

Property, Plant and Equipment, net            83,874,250            78,709,646

Other Assets
   Goodwill                                    6,025,762             3,406,779

   Other non-current assets                    2,539,318             2,140,261
                                            ------------          ------------

           Total Assets                     $145,101,083          $131,169,442
                                            ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt      $  5,315,974          $  5,346,335
  Accounts payable                            14,577,459            16,416,387
  Accrued income taxes                            34,442               153,930
  Accrued payroll and related taxes              724,731               595,282
  Other current liabilities                    2,537,667             1,176,918
                                            ------------          ------------
                                              23,190,273            23,688,852

Long-Term Debt - less current maturities      47,237,409            39,249,136

Deferred Income Taxes                          2,620,234             2,069,988

Other Long-Term Liabilities                    2,067,303             1,334,577
                                            ------------          ------------
           Total Liabilities                  75,115,219            66,342,553

Shareholders' Equity
  Preferred Stock - par value $.01 per
    share; authorized shares, 1,000,000;               -                     -
    none issued
  Common Stock - without par value;
    authorized shares, 20,000,000; issued
    shares, 9,458,947 at February 28, 1997
    and 9,426,923 at August 31, 1996           9,458,947             9,426,923
  Capital surplus                                846,757               740,818
  Retained earnings                           59,708,850            54,825,048
  Foreign currency translation adjustment         47,020               (38,690)
                                            ------------          ------------
                                              70,061,574            64,954,099
  Less cost of reacquired shares of Common
    Stock; 4,620 shares at
    February 28, 1997 and 12,351 at
    August 31, 1996                               75,710               127,210
                                            ------------          ------------
           Total Shareholders' Equity         69,985,864            64,826,889
                                            ------------          ------------

           Total Liabilities and
           Shareholders' Equity             $145,101,083          $131,169,442
                                            ============          ============

Note: The consolidated balance sheet at August 31, 1996 has been taken from the audited financial statements and condensed. Share numbers and the Common Stock and Capital Surplus accounts as of August 31, 1996 have been adjusted to reflect the 50% share distribution declared on December 18, 1996 payable on January 13, 1997 to holders of record on December 27, 1996.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       Three Months Ended                       Six Months Ended
                               February 28,         February 29,        February 28,         February 29,
                                   1997                 1996                1997                 1996
                               ------------         ------------        ------------         ------------
Net Sales                     $ 48,976,541         $ 43,188,022        $102,417,245         $ 90,483,738

Cost of Sales                   37,454,546           33,274,525          77,189,649           68,613,281
                              ------------         ------------        ------------         ------------

        Gross profit            11,521,995            9,913,497          25,227,596           21,870,457

Selling and Administrative
   Expenses                      7,061,198            5,985,773          13,923,466           12,100,041
Interest Expense                   885,317              685,899           1,722,679            1,393,966
Other (Income) Expense             147,238              (23,294)            105,728              (32,115)
                              ------------         ------------        ------------         ------------
                                 8,093,753            6,648,378          15,751,873           13,461,892
                              ------------         ------------        ------------         ------------

        Income before income
          taxes                  3,428,242            3,265,119           9,475,723            8,408,565

Provision for Income Taxes       1,354,556            1,278,424           3,710,363            3,267,425
                              ------------         ------------        ------------         ------------

        Net income            $  2,073,686         $  1,986,695        $  5,765,360         $  5,141,140
                              ============         ============        ============         ============


Net income per share                  $.22                $.21                 $.61                $.55
                                      ====                ====                 ====                ====

Weighted average number of
   shares of Common Stock
   outstanding                   9,449,003            9,362,306           9,436,502            9,317,366
                                 =========            =========           =========            =========


The per share and share numbers for the three and six month periods ended February 29, 1996 have been adjusted to reflect the 50% share distribution declared on December 18, 1996 payable on January 13, 1997 to holders of record on December 27, 1996.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended
                                                 February 28,          February 29,
                                                    1997                  1996
                                                 ------------          ------------
Operating Activities
   Net Income                                    $  5,765,360          $  5,141,140

   Adjustments to reconcile net income
    to cash provided by operating activities:
      Depreciation                                  7,445,766             5,817,025
      Amortization                                    387,881               292,119
      Provision for losses on receivables             322,352               238,132
      Increase (decrease) in deferred
      income taxes                                    260,992            (  178,202)
      (Gain) loss on sale of property, plant
         and equipment, net                           177,303            (    4,044)
      Stock compensation expense                        6,602                 5,855
      Supplemental retirement plan                     58,777                    -

   Changes in operating assets and liabilities,
    net of effects of business acquisitions:
      Decrease (increase):
        Trade accounts receivable                 (   484,041)           (  329,594)
        Inventories                               ( 2,943,308)              773,364
        Prepaid expenses and other
          current assets                          ( 1,151,524)           (1,389,016)
        Other non-current assets                           -             (  111,021)
      Increase (decrease):
        Accounts payable                          ( 2,875,334)           (2,116,452)
        Accrued income taxes                      (   259,538)               75,316
        Accrued payroll and related taxes              62,324                 4,115
        Other current liabilities                 ( 1,616,916)           (  566,312)
        Other long-term liabilities                        -             (   49,139)
                                                  ------------          ------------
          Net cash provided by operating
            activities                              5,156,696             7,603,286
                                                  ------------          ------------

Investing Activities
   Purchase of property, plant and equipment      (10,519,944)           (9,714,540)
   Business acquisitions, net of cash
     acquired                                     ( 4,807,343)              129,066
   Proceeds from sale of property, plant and
      equipment                                       793,666                12,080
                                                  ------------          ------------
          Net cash (used for)
            investing activities                  (14,533,621)           (9,573,394)
                                                  ------------          ------------

Financing Activities
   Proceeds from long-term debt                    10,700,000             3,500,000
   Payments on long-term debt                     ( 3,412,928)           (2,589,890)
   Dividends paid                                 (   881,558)           (  811,254)
   Proceeds from sale of Common Stock                 182,861               215,560
                                                 ------------          ------------
          Net cash provided by financing
            activities                              6,588,375               314,416
                                                 ------------          ------------

Effects of Foreign Currency Exchange Rate
   Changes on Cash and Cash Equivalents           (    83,778)           (    2,126)
                                                 ------------          ------------

          Net decrease in cash and cash
             equivalents                          ( 2,872,328)           (1,657,818)

Cash and Cash Equivalents at
   Beginning of Period                              3,379,776             2,659,767
                                                 ------------          ------------

Cash and Cash Equivalents at End of Period        $   507,448           $ 1,001,949
                                                 ============          ============

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Condensed Consolidated Financial Statements

           The condensed consolidated balance sheet at February 28, 1997 and the consolidated statements of income and consolidated statements of cash flows for the periods ended February 28, 1997 and February 29, 1996 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1997 and for the periods presented have been made.

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

           The results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results to be expected for the full year.

2.    Inventories

      Inventories are summarized as follows:

                                             February 28,           August 31,
                                                 1997                  1996
                                                 ----                  ----
      Finished goods                        $ 11,311,117          $  9,739,590
      Work in process                            352,483               215,475
      Raw materials                            6,028,880             4,233,990
      Supplies                                 1,858,618             1,477,825
                                            ------------          ------------

                                            $ 19,551,098          $ 15,666,880
                                            ============          ============

3.    Acquisitions

           In September 1996, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio; and in October 1996, the Company acquired all the outstanding capital stock of EPS (Moulders) Ltd., a custom molding business in Livingston, Scotland. The aggregate purchase price for these acquisitions was approximately $6.7 million and includes cash consideration of $4.9 million, notes and other obligations payable valued at approximately $788,000, and an accrual for estimated payments based on the sales of EPS (Moulders) Ltd. during the twelve months following the acquisition and on the operating performance of FormPac during the three years following its acquisition. The excess of the purchase price of $6.7 million over the fair market value of the net assets acquired in these acquisitions resulted in approximately $2.5 million being recognized as goodwill and amortized over 15 years. The Company is continuing the businesses acquired at the same locations under leases assumed or entered into in connection with the acquisitions.

           The operating results of the acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The combined operating results, including the results from the acquired businesses had they been included at the beginning of the fiscal year would not be materially different from the results of operations as reported.

4.    50% Share Distribution

           On December 18, 1996, the Company's Board of Directors declared a 50% share distribution on the Company's Common Stock payable on January 13, 1997 to shareholders of record on December 27, 1996. In connection with the distribution, $1.00 has been transferred from the Company's Capital Surplus account to the Company's Common Stock account for each share issued.

           All references in the accompanying financial statements to the number of shares and per share amounts for the three and six month periods ended February 29, 1996 have been restated to reflect the distribution.

5.    Claims and Contingencies

           A lawsuit seeking compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in December 1996 (see Item 1 of Part II of this current report).

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

           The Company is involved in legal and administrative proceedings, including one with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. With respect to these matters, the Company believes that its share of the costs should not be significant.

           In the opinion of management, the disposition of the legal and administrative proceedings should not have a material adverse effect on the Company's financial position or results of operations.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1997
COMPARED TO SECOND QUARTER FISCAL 1996

     Net sales for the quarter ended February 28, 1997 were $49.0 million, an increase of $5.8 million, or 13.4%, over the same quarter of fiscal 1996. Approximately 61.1% of the increase in net sales was due to the acquisitions of FormPac Corporation in Sandusky, Ohio in September 1996 and EPS (Moulders) Ltd. in Livingston, Scotland in October 1996. The balance of the increase was due to the Company's core molding operations. The sales increase was achieved despite lower sales at the Company's integrated materials facilities and price reductions in January 1997 resulting from lower raw material costs.

     Gross profit for the quarter ended February 28, 1997 was $11.5 million, a 16.2% increase from $9.9 million in the second quarter of fiscal 1996. The gross profit margin increased to 23.5% from 23.0% due to lower raw material costs and to improvement in the profit margin at the integrated materials facilities. The gross margin increased despite below-average profit margins at the facilities acquired in September and October 1996.

     Selling and administrative expenses increased $1.1 million or 18.0% for the quarter ended February 28, 1997 and increased as a percentage of net sales to 14.4% from 13.9% in the same period of fiscal 1996. The dollar increase is due primarily to increased employee costs added as a result of the acquisitions in September and October 1996.

     Interest expense for the quarter ended February 28, 1997 was $885,000 compared to $686,000 in the same period of fiscal 1996. The increase of $199,000, or 29.1%, is due to the increase in long-term debt primarily as a result of the acquisitions in September and October 1996.

     Income before income taxes for the quarter ended February 28, 1997 increased to $3.4 million from $3.3 million in the same period of fiscal 1996, an increase of $100,000 or 5.0%. The provision for income taxes for the quarter ended February 28, 1997 increased primarily due to the increased income before income taxes.

     Net income for the quarter ended February 28, 1997 was $2.1 million, an increase of 4.4% from the $2.0 million earned in the same quarter of fiscal 1996. The increase was due primarily to the increases in net sales and gross profit.

     Net sales and net income were Company records for a second fiscal quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 1997
COMPARED TO SIX MONTHS ENDED FEBRUARY 29, 1996

     Net sales for the six months ended February 28, 1997 were $102.4 million, an increase of $11.9 million, or 13.2%, over the same six-month period of fiscal 1996. Approximately 63.3% of the increase in net sales was due to the acquisitions of Alpine Packaging Corporation in Colorado Springs, Colorado in December 1995 and of FormPac Corporation and EPS (Moulders) Ltd. in September and October 1996, respectively. The balance of the increase was due to the Company's core molding operations. The overall sales increase was achieved despite lower sales at the Company's integrated materials facilities and reductions in some selling prices.

     Gross profit for the six months ended February 28, 1997 was $25.2 million, a 15.4% increase from $21.9 million in the first six months of fiscal 1996. The gross profit margin increased to 24.6% from 24.2% due to lower raw material costs throughout the period and higher profit margins at the integrated materials facilities. The gross profit margin increased despite below average gross margins at the facilities acquired in September and October 1996.

     Selling and administrative expenses for the current six-month period were $13.9 million, an 15.1% increase over $12.1 million in the previous period. Selling and administrative expenses increased as a percentage of net sales to 13.6% from 13.4% in the same period of fiscal 1996. The dollar increase is due primarily to increased employee costs added as a result of the acquisitions in December 1995 and September and October 1996.

     Interest expense for the six months ended February 28, 1997 increased to $1.7 million from $1.4 million in the same period of fiscal 1996. The increase of $329,000, or 23.6%, is due to the increase in long-term debt primarily as a result of the acquisitions in September and October 1996.

     Income before income taxes for the six months ended February 28, 1997 increased to $9.5 million from $8.4 million in the same period of fiscal 1996, an increase of $1.1 million or 12.7%. The provision for income taxes for the quarter ended February 28, 1997 increased primarily due to the increased income before income taxes.

     Net income for the six months ended February 28, 1997 was $5.8 million, an increase of 12.1% from the $5.1 million earned in the same period of fiscal 1996. The increase was due primarily to the increases in net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended February 28, 1997 amounted to $5.2 million compared to $7.6 million for the same period in fiscal 1996. Depreciation and amortization for the same six-month periods amounted to $7.8 million and $6.1 million, respectively. Because a substantial portion of the company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the six months ended February 28, 1997, the Company's inventories and accounts receivable decreased as a result of the increased sales level and as a result of the acquisitions in September and October 1996. These increases and decreases in accounts payable reduced the net cash provided by operating activities.

     Capital expenditures for property, plant and equipment during the six months ended February 28, 1997 amounted to $10.5 million, including approximately $907,000 for environmental control equipment. The largest amount of the capital expenditures was for molding presses and related process equipment.

     In September 1996, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio and in October 1996 the Company acquired the custom molding business of EPS (Moulders) Ltd. in Livingston Scotland (see Note 3 to the Condensed Consolidated Financial Statements). The amount paid at the closings of these transactions was borrowed from the Company's principal bank (see the following paragraph). The Company will continue to look for acquisitions which will mesh well with the Company's business.

     Total long-term debt of the Company amounted to $47.2 million at February 28, 1997, of which $44.0 million was borrowed under a credit agreement with the Company's principal bank, including $13.9 million out of an available $40.0 million under a revolving credit agreement. During the six months ended February 28, 1997, $10.7 million was borrowed under the revolving credit agreement primarily to fund the acquisitions referred to above. Total long-term debt amounted to $39.2 million at August 31, 1996.

     On December 18, 1996, the Company declared its regular semiannual cash dividend of $.14 per share payable on January 6, 1997 to shareholders of record on December 27, 1997. The Company also declared a 50% stock distribution payable to shareholders of record on December 27, 1996 payable on January 13, 1997. A cash dividend of $.13 per share was paid in January 1996.

     Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating needs, capital expenditures and dividend payments.

INFLATION

     The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     On December 23, 1996, a Complaint for Wrongful Death was filed by John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased (the "Decedent"), against the Company and Toyo Machine and Metal Co., Ltd. ("Toyo") in the Court of Common Pleas of Marion County, Ohio. On May 7, 1996, the Decedent was killed while working on a molding machine manufactured by defendant Toyo, at the Company's custom molding plant in Marion, Ohio. Count I of the Complaint claims that the Decedent was wrongfully killed as a result of certain alleged intentional conduct of the Company and seeks both compensatory and punitive damages from the Company of not less than $5,000,000. Count II of the Complaint seeks damages from defendant Toyo for defective and/or negligent design of the machine. The Company has filed an Answer to the Complaint denying the allegations against the Company and asserting various defenses including that the plaintiff's claim is barred by recovery from the Ohio Bureau of Workers' Compensation. The Company will vigorously defend this litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Shareholders was held on December 18, 1996. The holders of 5,280,433 shares of the Company's Common Stock (approximately 84.0% of the shares entitled to be voted) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (i) the election of three persons to serve as directors for a three-year term expiring at the annual meeting of shareholders in 1999, and (ii) the ratification of the appointment of Ernst & Young, LLP as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1997 fiscal year.

     Thomas S. Blair, Jeffery L. Leininger and Thomas P. Woolaway, the nominees of the Company's Board of Directors, were elected to serve as directors until 1999. There were no other nominees. Shares were voted as follows:

                                                                     Withhold
                     Name                         For                Vote For
                     ----                         ---                --------
            Thomas S. Blair                    5,248,738              31,695
            Jeffery L. Leininger               5,243,163              37,270
            Thomas P. Woolaway                 5,249,738              30,695

     The appointment of Ernst & Young, LLP as the independent public accountants for the 1997 fiscal year was ratified: affirmative votes, 5,257,688 shares; negative votes, 3,540 shares; and abstained, 19,225 shares.

Item. 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      The exhibits listed below are filed as a part of this quarterly report.

            Exhibit No.                             Document
            -----------                             --------
                11                     Computation of Net Income Per Share.

                27                     Financial Data Schedule.

      (b)  Reports on Form 8-K

      No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended February 28, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tuscarora Incorporated
                                              (Registrant)

Date:  April  14, 1997                  By  /s/ JOHN P. O'LEARY, JR.
                                            -------------------------
                                             John P. O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer


Date:  April  14, 1997                  By  /s/ BRIAN C. MULLINS
                                            ---------------------
                                             Brian C. Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                             Tuscarora Incorporated
                 FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 1997

                                  EXHIBIT LIST

     The following exhibits are filed as a part of this quarterly report on Form 10-Q.

  Exhibit
    No.                                 Document
  -------                               --------
    11                    Computation of Net Income Per Share.

    27                    Financial Data Schedule.