Form 10-Q
period 1997-05-31
TUSCARORA INC
filed 1997-07-15
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

                                Yes _X_  No ___

          As of July 1, 1997, 9,468,117 shares of Common Stock, without par value, of the registrant were outstanding.

                             Tuscarora Incorporated
                             ----------------------
                                      INDEX

                                                                   Page
                                                                   ----
Part I.    Financial Information

           Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets at
           May 31, 1997 and August 31, 1996                          3

           Condensed Consolidated Statements of
           Income - Three and nine month periods
           ended May 31, 1997 and May 31, 1996                       4

           Condensed Consolidated Statements of
           Cash Flows - Nine Months ended May 31,
           1997 and May 31, 1996                                     5

           Notes to Condensed Consolidated Financial
           Statements                                               6-7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations.                                 8-10

Part II.   Other Information

           Item 1.  Legal Proceedings.                              11

           Item 6.  Exhibits and Reports on Form 8-K.               11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Tuscarora Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                May 31,             August 31,
                                                                                                 1997                  1996
                                                                                             -----------            ----------
                                                                                             (Unaudited)
                                     ASSETS
Current Assets
  Cash and cash equivalents                                                                  $  1,411,395          $  3,379,776
  Trade accounts receivable, net of
    provision for losses                                                                       28,891,709            26,094,406
  Inventories                                                                                  19,352,632            15,666,880
  Prepaid expenses and other current assets                                                     2,840,109             1,771,694
                                                                                             ------------          ------------
                                                                                               52,495,845            46,912,756

Property, Plant and Equipment, net                                                             89,207,366            78,709,646

Other Assets
   Goodwill                                                                                     6,056,930             3,406,779
   Other non-current assets                                                                     3,675,054             2,140,261
                                                                                             ------------          ------------
           Total Assets                                                                      $151,435,195          $131,169,442
                                                                                             ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                                                       $  5,436,226          $  5,346,335
  Accounts payable                                                                             14,093,384            16,416,387
  Accrued income taxes                                                                                 -                153,930
  Accrued payroll and related taxes                                                               526,201               595,282
  Other current liabilities                                                                     2,764,709             1,176,918
                                                                                             ------------          ------------
                                                                                               22,820,520            23,688,852

Long-Term Debt - less current maturities                                                       52,150,579            39,249,136
Deferred Income Taxes                                                                           2,325,005             2,069,988
Other Long-Term Liabilities                                                                     2,106,039             1,334,577
                                                                                             ------------          ------------
           Total Liabilities                                                                   79,402,143            66,342,553

Shareholders' Equity
  Preferred Stock - par value $.01 per share;
    authorized shares, 1,000,000; none issued                                                          -                     -
  Common Stock - without par value; authorized
    shares, 20,000,000; issued shares, 9,471,887
    at May 31, 1997 and 9,426,923 at August 31, 1996                                            9,471,887             9,426,923
  Capital surplus                                                                                 982,307               740,818
  Retained earnings                                                                            61,594,228            54,825,048
  Foreign currency translation adjustment                                                          60,340               (38,690)
                                                                                             ------------          ------------
                                                                                               72,108,762            64,954,099
  Less cost of reacquired shares of Common Stock;
    4,620 shares at May 31, 1997 and 12,351 at
    August 31, 1996                                                                                75,710               127,210
                                                                                             ------------          ------------
           Total Shareholders' Equity                                                          72,033,052            64,826,889
                                                                                             ------------          ------------
           Total Liabilities and Shareholders' Equity                                        $151,435,195          $131,169,442
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

                             Tuscarora Incorporated
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended May 31,               Nine Months Ended May 31,
                                                         1997                 1996                1997                 1996
                                                     ------------         ------------        ------------         ------------
Net Sales                                            $ 52,592,726         $ 45,113,282        $155,009,971         $135,597,020
Cost of Sales                                          41,194,724           34,563,391         118,384,373          103,176,672
                                                     ------------         ------------        ------------         ------------
        Gross profit                                   11,398,002           10,549,891          36,625,598           32,420,348

Selling and Administrative
   Expenses                                             7,276,063            5,903,900          21,199,529           18,003,941
Interest Expense                                          943,397              693,752           2,666,076            2,087,718
Other Expense                                              57,592               78,323             163,320               46,208
                                                     ------------         ------------        ------------         ------------
                                                        8,277,052            6,675,975          24,028,925           20,137,867
                                                     ------------         ------------        ------------         ------------

        Income before income
          taxes                                         3,120,950            3,873,916          12,596,673           12,282,481

Provision for Income Taxes                              1,235,572            1,502,649           4,945,935            4,770,074
                                                     ------------         ------------        ------------         ------------
        Net income                                   $  1,885,378         $  2,371,267        $  7,650,738         $  7,512,407
                                                     ============         ============        ============         ============

Net income per share                                     $.20                 $.25                $.81                 $.80
                                                         ====                 ====                ====                 ====
Weighted average number of
   shares of Common Stock
   outstanding                                         9,464,026            9,399,204           9,445,777            9,344,844
                                                       =========            =========           =========            =========

The per share and share numbers for the three and nine month periods ended May 31, 1996 have been adjusted to reflect the 50% share distribution declared on December 18, 1996 payable on January 13, 1997 to holders of record on December 27, 1996.

See notes to condensed consolidated financial statements.

                             Tuscarora Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Nine Months Ended May 31,
                                                                                                  1997                  1996
                                                                                              ------------          --------
Operating Activities
   Net Income                                                                                 $  7,650,738         $  7,512,407

   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation                                                                              11,214,791            9,062,681
      Amortization                                                                                 572,113              429,159
      Provision for losses on receivables                                                          477,302              360,000
      Decrease in deferred income taxes                                                            (35,126)            (145,402)
      Loss on sale of property, plant and
         equipment, net                                                                             63,448               96,387
      Stock compensation expense                                                                    10,126                9,122
      Supplemental retirement plan                                                                  99,699                   -

   Changes in operating assets and liabilities, net of effects of business acquisitions:
      Decrease (increase):
        Trade accounts receivable                                                                  302,388              392,290
        Inventories                                                                             (1,993,181)             832,991
        Prepaid expenses and other current assets                                                 (264,221)          (1,463,571)
        Other non-current assets                                                                        -              (178,432)
      Increase (decrease):
        Accounts payable                                                                        (3,564,557)          (1,134,610)
        Accrued income taxes                                                                      (742,686)            (222,581)
        Accrued payroll and related taxes                                                         (136,469)              (1,704)
        Other current liabilities                                                               (1,539,586)          (1,509,428)
        Other long-term liabilities                                                                    -                (49,139)
                                                                                              ------------         ------------
          Net cash provided by operating activities                                             12,114,779           13,990,170
                                                                                              ------------         ------------

Investing Activities
   Purchase of property, plant and equipment                                                   (15,332,867)         (17,135,608)
   Business acquisitions, net of cash acquired                                                 (10,121,789)              89,022
   Proceeds from sale of property, plant and
      equipment                                                                                    856,502               12,080
                                                                                              ------------         ------------
          Net cash (used for) investing activities                                             (24,598,154)         (17,034,506)
                                                                                              ------------         ------------

Financing Activities
   Proceeds from long-term debt                                                                 15,700,000            5,500,000
   Payments on long-term debt                                                                   (4,559,646)          (3,758,638)
   Dividends paid                                                                                 (881,558)            (811,254)
   Proceeds from sale of Common Stock                                                              327,827              277,602
                                                                                              ------------         ------------
          Net cash provided by financing activities                                             10,586,623            1,207,710
                                                                                              ------------         ------------

Effects of Foreign Currency Exchange Rate Changes
   on Cash and Cash Equivalents                                                                    (71,629)              (4,243)
                                                                                              ------------         ------------

          Net decrease in cash and cash equivalents                                             (1,968,381)          (1,840,869)

Cash and Cash Equivalents at Beginning of Period                                                 3,379,776            2,659,767
                                                                                              ------------         ------------

Cash and Cash Equivalents at End of Period                                                    $  1,411,395         $    818,898
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

                             Tuscarora Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Condensed Consolidated Financial Statements

        The condensed consolidated balance sheet at May 31, 1997 and the consolidated statements of income and consolidated statements of cash flows for the periods ended May 31, 1997 and May 31, 1996 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1997 and for the periods presented have been made.

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

        The results of operations for the period ended May 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories

   Inventories are summarized as follows:

                                           May 31,             August 31,
                                            1997                  1996
                                        ------------          ------------
   Finished goods                       $ 10,558,298          $  9,739,590
   Work in process                           276,218               215,475
   Raw materials                           6,565,163             4,233,990
   Supplies                                1,952,953             1,477,825
                                        ------------          ------------
                                        $ 19,352,632          $ 15,666,880
                                        ============          ============

3. Acquisitions

        There have been four acquisitions during the 1997 fiscal year. On September 10, 1996, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio; on October 4, 1996, the Company acquired all the outstanding capital stock of EPS (Moulders) Ltd., a custom molding business in Livingston, Scotland; on April 9, 1997, the Company acquired the custom thermoforming business of Thermoformers Plus in Chula Vista, California; and on May 30, 1997, the Company acquired the integrated materials business of Allgood Industries, Inc. in Hayward, California.

        The aggregate purchase price for these acquisitions was $13.3 million, including $10,340,000 in cash, notes and other obligations valued at $2,105,000 and $875,000 of contingent consideration based on the sales or operating performance of the business acquired. The amount recorded as contingent consideration was based on reasonably attainable sales and a specified minimum payment amount. The purchase price exceeded the fair market value of the net assets acquired by $2.6 million which was recognized as goodwill and is being amortized over 15 years.

        All the acquisitions have been accounted for as purchases. The operating results of the acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The combined operating results, including the results from the acquired businesses had they been included at the beginning of the fiscal year, would not be materially different from the consolidated results of operations as reported.

4. 50% Share Distribution

        On December 18, 1996, the Company's Board of Directors declared a 50% share distribution on the Company's Common Stock payable on January 13, 1997 to shareholders of record on December 27, 1996. In connection with the distribution, $1.00 was transferred from the Company's Capital Surplus account to the Company's Common Stock account for each share issued.

        All references in the accompanying financial statements to the number of shares and per share amounts for the three and nine month periods ended May 31, 1996 have been restated to reflect the distribution.

5. Claims and Contingencies

        A lawsuit seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in December 1996. In addition, several legal and administrative proceedings against the Company involving claims of employment discrimination are pending and the Company is involved in legal and administrative proceedings, including one with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. In the opinion of Management, the dispositon of the proceedings should not have a material adverse effect on the Company's financial position or results of operations.

6. Other Information

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 128, "Earnings Per Share" which requires adoption in the Company's fiscal quarter ended February 28, 1998. This Statement generally requires the presentation of basic and diluted earnings per share on the face of the Statements of Income. In the opinion of Management, the amount of basic earnings per share will not be materially different from the earnings per share currently reported on the Statements of Income nor will the amount of diluted earnings per share be materially different from the basic earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1997
COMPARED TO THIRD QUARTER FISCAL 1996

     Net sales for the quarter ended May 31, 1997 were $52.6 million, an increase of $7.5 million, or 16.6%, over the same quarter of fiscal 1996. Approximately 52.3% of the increase in net sales was due to the acquisitions of FormPac Corporation in Sandusky, Ohio in September 1996, EPS (Moulders) Ltd. in Livingston, Scotland in October 1996 and Thermoformers Plus in Chula Vista, California in April 1997. The balance of the increase was due to higher sales at the Company's core molding operations. The sales increase was achieved despite slightly lower sales at the Company's integrated materials facilities than in the prior year, two large customers adjusting inventory levels and reducing their packaging requirements and price reductions in January 1997 resulting from lower raw material costs.

     Gross profit for the quarter ended May 31, 1997 was $11.4 million, an 8.0% increase from $10.5 million in the third quarter of fiscal 1996. The gross profit margin decreased to 21.7% from 23.4% due to well below objective gross profit margins at the facilities acquired in the first quarter of fiscal 1997 and at two of the Company's existing manufacturing facilities, the combined impact on sales of the two large customers adjusting inventory levels and reducing their packaging requirements and the price reductions.

     Selling and administrative expenses increased $1.4 million or 23.2% for the quarter ended May 31, 1997 and increased as a percentage of net sales to 13.8% from 13.1% in the same period of fiscal 1996. The dollar increase is due primarily to increased employee costs added as a result of the acquisitions during the fiscal year.

     Interest expense for the quarter ended May 31, 1997 was $943,000 compared to $694,000 in the same period of fiscal 1996. The increase of $250,000, or 36.0%, is due primarily to increases in long-term debt incurred in connection with the acquisitions in September and October 1996.

     Income before income taxes for the quarter ended May 31, 1997 decreased to $3.1 million from $3.9 million in the same period of fiscal 1996, a decrease of $753,000 or 19.4%. The effective tax rate increased to 39.6% compared to 38.8% in the same period of fiscal 1996 primarily as a result of the income tax effect of an operating loss of the UK operations during the 1997 fiscal year.

     Net income for the quarter ended May 31, 1997 was $1.9 million, a decrease of 20.5% from the $2.4 million earned in the same quarter of fiscal 1996. The decrease is due primarily to the decrease in gross profit margin.

     The Company expects that the net income for the fourth quarter of fiscal 1997 will be negatively impacted by continued low gross profit margins at certain manufacturing facilities, principally in the businesses acquired during the current fiscal year, and continued reduced sales to one large customer as well as by selling and administrative expenses and interest expenses resulting from the acquisition on May 30, 1997 of the integrated materials business of Allgood Industries, Inc. in Hayward, California.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 1997
COMPARED TO THE NINE MONTHS ENDED MAY 31, 1996

     Net sales for the nine months ended May 31, 1997 were $155.0 million, an increase of $19.4 million, or 14.3%, over the same nine month period of fiscal 1996. Approximately 60.5% of the increase in net sales was due to the acquisitions of Alpine Packaging Corporation in Colorado Springs, Colorado in December 1995 and of FormPac Corporation and EPS (Moulders) Ltd. in September and October 1996, respectively. The balance of the increase was due to higher sales at the Company's core molding operations. The sales increase was achieved despite lower sales at the Company's integrated materials facilities than in the prior year, two large customers adjusting inventory levels and reducing their packaging requirements and reductions in some selling prices.

     Gross profit for the nine months ended May 31, 1997 was $36.6 million, a 13.0% increase from $32.4 million in the first nine months of fiscal 1996. The gross profit margin was positively affected during the nine months ended May 31, 1997 by lower raw material costs throughout the period and would have been higher than in the prior fiscal year but for the factors discussed in the results of operations for the third fiscal quarter. After taking these into account, the gross profit margin for the nine months ended May 31, 1997, decreased to 23.6% from 23.9% in the prior fiscal year.

     Selling and administrative expenses for the current nine month period were $21.2 million, a 17.7% increase over $18.0 million in the previous period. Selling and administrative expenses increased as a percentage of net sales to 13.7% from 13.3% in the same period of fiscal 1996. The dollar increase is due primarily to increased employee costs added as a result of the acquisitions in December 1995 and September and October 1996.

     Interest expense for the nine months ended May 31, 1997 amounted to $2.7 million compared to $2.1 million in the same period of fiscal 1996. The increase of $578,000, or 27.7%, is due primarily to increases in long-term debt incurred in connection with the acquisitions in September and October 1996.

     Income before income taxes for the nine months ended May 31, 1997 increased to $12.6 million from $12.3 million in the same period of fiscal 1996, an increase of $314,000 or 2.6%. The effective tax rate increased to 39.3% compared to 38.8% in the same period of fiscal 1996 primarily as a result of the income tax effect of the 1997 fiscal year operating loss of the UK operations.

     Net income for the nine months ended May 31, 1997 was $7.7 million, an increase of 1.8% from the $7.5 million earned in the same period of fiscal 1996. The increase was due primarily to the increase in net sales.

     For information with respect to the fourth quarter of fiscal 1997, see the last paragraph under the discussion of the results of operations for the third fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended May 31, 1997 amounted to $12.1 million compared to $14.0 million for the same period in fiscal 1996. Depreciation and amortization for the same nine month periods amounted to $11.8 million and $9.5 million, respectively. Because a substantial portion of the Company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the nine months ended May 31, 1997, the Company's inventories and accounts receivable increased as a result of the increased sales level and the acquisitions during the fiscal year. The net cash provided by operating activities was less than in the prior fiscal year as a result of increases in inventories and accounts receivable and decreases in accounts payable.

     Capital expenditures for property, plant and equipment during the nine months ended May 31, 1997 amounted to $15.3 million, including approximately $1.6 million for environmental control equipment. The largest amount of the capital expenditures was for molding presses and related processing equipment.

     As stated above, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio in September 1996, the custom molding business of EPS (Moulders) Ltd. in Livingston, Scotland in October 1996 and the custom thermoforming business of Thermoformers Plus in Chula Vista, California in April 1997. The Company also acquired the integrated materials business of Allgood Industries, Inc. in Hayward, California on May 30, 1997. An aggregate of $10.3 million in cash was paid in connection with these acquisitions, substantially all of which was borrowed from the Company's principal bank (see the following paragraph). The Company will continue to look for acquisitions which will mesh well with the Company's business.

     Total long-term debt of the Company amounted to $52.1 million at May 31, 1997, of which $47.8 million was borrowed under a credit agreement with the Company's principal bank, including $18.9 million out of an available $40.0 million under a revolving credit agreement. During the nine months ended May 31, 1997, $15.7 million was borrowed under the revolving credit agreement primarily to fund the acquisitions during the period. Total long-term debt amounted to $39.2 million at August 31, 1996.

     On December 18, 1996, the Company declared a regular semiannual cash dividend of $.093 per share (after adjustment for the 50% share distribution mentioned below) payable on January 6, 1997 to shareholders of record on December 27, 1996. On December 18, 1996, the Company also declared a 50% share distribution payable on January 13, 1997 to shareholders of record on December 27, 1996. On June 13, 1997, the Company declared a regular semiannual cash dividend of $.10 per share payable on July 3, 1997 to shareholders of record on June 23, 1997. Cash dividends of $.086 per share were paid in January and July 1996, as adjusted for the 50% stock distribution.

     Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and cash dividends.

INFLATION

     The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                           PART II. OTHER INFORMATION

Item. 1.  Legal Proceedings.
          ------------------

        Reference is made to the Company's current report on Form 10-Q for the fiscal quarter ended February 28, 1997 for a description of a wrongful death action filed against the Company in December 1996 in which substantial compensatory and punitive damages are sought as a result of the alleged wrongful death of an employee. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this current report.


Item. 6.  Exhibits and Reports on Form 8-K.
          ---------------------------------

      (a)  Exhibits
           --------

      The exhibits listed below are filed as a part of this quarterly report.

            Exhibit No.                          Document
            -----------                          --------
                11                     Computation of Net Income Per Share.

                27                     Financial Data Schedule.

      (b)  Reports on Form 8-K
           -------------------

      No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended May 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Tuscarora Incorporated
                                            (Registrant)

Date:  July 15 , 1997                  By  /s/ John P. O'Leary, Jr.
                                          --------------------------
                                           John P. O'Leary, Jr.,
                                           President and
                                           Chief Executive Officer


Date:  July 15 , 1997                  By  /s/ Brian C. Mullins
                                          --------------------------
                                           Brian C. Mullins,
                                           Vice President and
                                           Treasurer (Principal
                                           Financial Officer and
                                           Principal Accounting
                                           Officer)

                             Tuscarora Incorporated
                    FORM 10-Q FOR QUARTER ENDED MAY 31, 1997

                                 EXHIBIT INDEX

     The following exhibits are filed as a part of this quarterly report on Form 10-Q.

  Exhibit
    No.                               Document
  -------                             --------
    11                       Computation of Net Income Per Share.

    27                       Financial Data Schedule.