Form 10-K
period 1997-08-31
TUSCARORA INC
filed 1997-11-26
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FROM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No      .
                                            -------  -------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The registrant estimates that as of October 24, 1997 the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $131,836,136.

     As of October 24, 1997, 9,476,040 shares of Common Stock of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the registrant's Annual Report to Shareholders for its fiscal year ended August 31, 1997 are incorporated by reference into Parts I and II of this annual report.

     Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on December 18, 1997 are incorporated by reference into
                        Part III of this annual report.

                                     PART I

ITEM 1.           BUSINESS.

                  Tuscarora Incorporated (the "Company") was incorporated in 1962 as Tuscarora Plastics, Inc. The corporate name was changed in 1992 to reflect changes in the Company's business.

                  The Company custom designs and manufactures interior protective packaging and material handling products and supplies customers with custom designed components for industrial and consumer products. In each of its markets, the Company's focus is to engineer a practical, cost effective solution to meet each customer's specific end-use requirements.

                  The Company is the largest manufacturer of custom molded products made from expanded foam plastic materials in the United States and the United Kingdom. Interior protective packaging and material handling products and components are manufactured at the Company's custom molding facilities. Interior protective packaging products are also manufactured using materials, including corrugated paperboard, molded and/or diecut foam plastic shapes, thermoformed plastic shapes and wood, either alone or in various combinations, at the Company's integrated materials facilities. The range of material options offered enables the Company to be competitive vis-a-vis companies that offer only a single material capability. Interior protective packaging and material handling products and components are also manufactured at the Company's custom thermoforming facilities.

                  For the 1997, 1996 and 1995 fiscal years, the interior protective packaging and material handling products have contributed approximately 86%, 86% and 88%, respectively, of the Company's net sales. The remainder is accounted for by the component products.

                  The Company's principal markets are the high technology, consumer electronics, automotive and major appliance industries, but the Company competes in other market segments as well. For the 1997 fiscal year, the four major markets accounted for approximately 22%, 19%, 13% and 13%, respectively, of the Company's net sales. For the 1997, 1996 and 1995 fiscal years, the four major markets in the aggregate accounted for approximately 67%, 65% and 63%, respectively, of the Company's net sales.

                  The Company serves more than 3,500 customers, substantially all of which are located in the United States, Mexico, Canada and the United Kingdom. For the 1997 fiscal year, no customer accounted for more than 6%, and the Company's ten largest customers accounted for 28%, of the Company's net sales.

                  For information with respect to the location of the Company's manufacturing facilities, see "Manufacturing" below and Item 2 of this annual report.

INTERIOR PROTECTIVE PACKAGING AND MATERIAL
 HANDLING PRODUCTS

                  The interior protective packaging products made from foam plastic materials and at the Company's integrated materials facilities are used to protect a wide range of finished consumer and industrial goods during shipment. The products are designed to reduce or eliminate damage that may occur during shipment and handling as a result of shock, vibration or wide temperature fluctuations. Goods packaged in the Company's protective packaging include such items as:

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

                  The material handling products generally serve the same purposes and functions as the packaging products but are used primarily in intra-plant and inter-plant movement of parts and components rather than shipment of finished goods. For example, automobile manufacturers and their suppliers transport parts to assembly plants using foam dunnage trays made by the Company. Material handling products also frequently serve as carriers to position parts for automated assembly. The Company also manufactures insulated shippers which transport temperature-sensitive materials for the chemical and pharmaceutical industries. The material handling products are generally more durable than the interior protective packaging products and are usually reusable, providing a cost-effective means of transporting materials that are sensitive or difficult to handle. Most of the material handling products are foam plastic shapes manufactured at the Company's custom molding facilities; however, certain material handling products, such as durable returnable material handling pallets and trays, are made from thermoformed materials and are manufactured in the Company's custom thermoforming operations.

                  The interior protective packaging and material handling products made from expanded foam plastic materials possess an unusual combination of useful properties such as exceptional lightness, impact resistance and shock absorbency, toughness and strength, thermal insulating efficiency, temperature tolerance, buoyancy and chemical biological neutrality. The cost of the products to the customer is often less than alternative types of materials because, pound for pound, less material is required to provide equal or better protection. These products can also be easily and quickly handled thus reducing the customer's labor costs. Because foam plastic packaging shapes frequently require less space and are lighter than most other packaging materials, the customer is often able to reduce its product shipping costs. Similarly, properly designed foam plastic material handling devices often increase total yield per transportation container, thus reducing intra-plant or inter-plant freight cost.

                  At the Company's integrated material facilities, foam plastics are combined with other materials such as corrugated paperboard to produce protective packaging products with properties superior to those provided by a single material.

                  Thermoformed interior protective packaging products are generally used to hold finished goods in place inside an exterior container during shipment and handling. Thermoformed products are used where the shock absorbency or thermal insulating properties of foam plastic are not required. Because transparent plastic materials can be thermoformed, these materials are often used to create a package that allows the consumer to view the enclosed product. The Company supplies thermoformed packaging to most of the principal markets the Company serves as well as other markets.

                  For the 1997, 1996 and 1995 fiscal year, sales of products manufactured by the Company's integrated materials facilities accounted for approximately 18%, 20% and 18%, respectively, of the Company's net sales.

                  During the 1997 fiscal year, sales of products manufactured by the Company's thermoforming facilities, including components (see below), accounted for approximately 4% of the Company's net sales. This represents a substantial increase over prior years and resulted from the acquisition of two custom thermoforming businesses during the year (see "Business Acquisitions" below).

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

                  The Company manufactures thermal insulation components which are foam plastic shapes used by appliance manufacturers to provide insulation in products such as home and commercial refrigerators, freezers, air conditioners and water coolers. The construction industry also uses these shapes as insulation in poured concrete or block walls, in prefabricated metal buildings and as core material for factory-manufactured steel exterior doors.

                  In the high tech area, the Company has a license for E-PAC, a design-for-assembly technology, utilizing foam plastic shapes, developed by Hewlett Packard in Germany. E-PAC is a concept for the internal assembly of electronic components that enables electronic device manufacturers to reduce both material cost and assembly time by bundling delicate electronic componentry into a lightweight, protective carrier that is placed inside an exterior housing.

                  The Company makes components such as garage door panels and motor vehicle trim from thermoformed materials manufactured at the Company's custom thermoforming facilities.

CUSTOM DESIGN

                  All the Company's products are custom designed. The Company has six design and testing centers ("tech centers") which support the Company's custom molding and integrated materials operations in the United States and Mexico and are strategically located throughout the United States. Separate tech centers support the manufacturing operations in the United Kingdom and the Company's custom thermoforming operations. The tech centers are staffed by design and engineering personnel who study and evaluate the requirements of the Company's customers. Four of the tech centers are certified International Safe Transit Association (ISTA) testing laboratories. The Company's customers make extensive use of the tech centers.

                  With respect to the custom molding operations, prototype foam shapes are developed at the tech centers. After a shape is approved by the customer, one or more aluminum production molds are made and then shipped to a custom molding facility, generally the one nearest the customer, for production. The Company makes most of the production molds for its manufacturing operations in the United States and Mexico at a single mold making facility in the United States. In the United Kingdom, the building of the production molds is outsourced to a third party.

                  The tech centers and mold making facility are equipped with computer-aided design (CAD) and computer-aided manufacturing (CAM) systems.

MANUFACTURING

                  The Company has 24 custom molding facilities and eight integrated materials facilities. All but five of the custom molding facilities and one of the integrated materials facilities are located in the United States. Most of the facilities in the United States are located east of the Mississippi River, but since 1990 the Company has established or acquired facilities in five Western states. The Company has custom thermoforming operations at three locations in the United States.

                  The Company's manufacturing facilities are generally strategically situated near manufacturing facilities of major customers. The location of all the Company's manufacturing facilities, as well as the tech centers and the Company's mold making facility, is set forth under Item 2 of this annual report.

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

                  The manufacture of the integrated materials and thermoformed products is less capital intensive. In the integrated materials operations, the machinery and equipment consists primarily of machining and fabricating equipment for forming foam plastic and corrugated paperboard products. Fabrication of foam plastic involves the cutting of shapes from billets or planks of foam plastic using specialized cutting tools and hot wire equipment. Fabrication of corrugated paperboard involves slitting, die-cutting, folding and gluing the paperboard.

                  Thermoforming is the process by which rigid sheets of hard thermoplastic, such as ABS or high density polyethylene, are heated and then vacuum and/or pressure formed over molds to create specific shapes. As a result of the two acquisitions during the 1997 fiscal year (see "Business Acquisitions" below), the Company has the ability to produce products from thin gauge material in a roll-fed in-line manufacturing process as well as from heavy gauge material through a sheet-fed process.

                  Molded foam plastic shapes and thermoformed shapes used in the integrated materials products are shipped from the facility where these shapes are made to the appropriate integrated materials facility for integration with other materials.

                  The major items of expense in the manufacture of the integrated materials and thermoformed products are the materials from which the products are made, labor and electricity costs.

                  In general, the Company receives purchase orders from its customers which do not specify quantity production and delivery dates. Production against orders is determined by the customers' production schedules with the result that products are generally required to be produced and delivered on short notice. Accordingly, production levels are generally determined by customer release patterns rather than the backlog of purchase orders.

                  The proximity of the Company's manufacturing facilities to the Company's customers ensures timely delivery of products and enables the Company to provide products without a significant shipping cost. Production flexibility also exists among the Company's facilities since molds and/or molding machines and other manufacturing equipment can be moved quickly from one facility to another.

                  All the Company's manufacturing facilities have warehousing capacity for inventories of finished goods. Warehouses are located at other locations as well. Distribution of products from the manufacturing facilities and warehouses to customers is made by Company operated tractor-trailers and by common carrier. Most of the Company operated tractor-trailers are leased.

SALES

                  Sales are made primarily by the Company's own sales force which, including supporting technical personnel at the Company's tech centers, consists of approximately 101 salaried employees. Sales offices are located at each of the Company's tech centers. In addition, sales in certain geographic areas and certain accounts are handled by sales representatives paid on a commission basis who are assisted and supported by Company personnel.

FOREIGN OPERATIONS

                  The Company commenced doing business in the United Kingdom during the 1995 fiscal year when it acquired a business with custom molding facilities in Northampton, England and Glasgow, Scotland (see "Business Acquisitions" below). The Company established an additional custom molding facility in Spennymoor, England during the 1996 fiscal year (see "New Site Development" below) and acquired two other businesses during the 1997 fiscal year, one with a custom molding facility in Livingston, Scotland and the other with separate custom molding and integrated materials facilities in London, England (see "Business Acquisitions" below). As a result of these acquisitions, the Company has become the largest manufacturer of custom molded products made from expanded foam plastic materials in the United Kingdom as well as in the United States.

                  The Company has also had a manufacturing facility in Juarez, Chih., Mexico since May 1994. This facility enables the Company to provide interior protective packaging for domestic customers that have established "Maquiladora" operations along the U.S. Mexican border. Maquiladora programs permit domestic companies to ship component parts in bond into Mexico, assemble them and then ship the assembled product in bond back into the United States for sale to their domestic customers. During the 1997 fiscal year, the Company announced that a similar manufacturing facility would be established in Tijuana, B.C., Mexico (see "New Site Development" below). Over time, it is expected that the Mexican facilities will also serve customers manufacturing and selling their products in Mexico.

                  For information with respect to the Company's operations in the United States, the United Kingdom and Mexico, see Note 11 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the

1997 fiscal year and incorporated in this annual report by reference.

                  The Company's operations in the United Kingdom and Mexico are conducted through subsidiaries. The Company has no other subsidiaries which play an important role in the Company's business.

                  The Company's export sales from the United States to customers in Canada are not significant.

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

                  Most of the Company's custom molded products are made from EPS. The other resins are particularly suitable for certain applications and are significantly more expensive. Accordingly, the products made from the other resins sell at higher prices than the products made from EPS. During the 1997, 1996 and 1995 fiscal years, approximately 20%, 22% and 20%, respectively, of the Company's net sales of custom molded products have been attributable to products made from the premium resins.

                  The Company has never experienced a shortage of the resins used in the manufacture of the custom molded products and does not foresee that any shortage will occur. EPS, EPP and EPE are generally available from a number of suppliers who sell to any prospective purchaser. The high heat-resistant resins and ARCEL(TM) are each sold by a single supplier but are also generally available.

                  The price of EPS declined during both the 1996 and 1997 fiscal years and resulted in some reductions in the selling prices to customers for products made from EPS in both years.

                  The materials used in the manufacture of the integrated materials products (including corrugated paperboard and foam billets and planks) and thermoformed products are also readily available.

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

CAPITAL EXPENDITURES

                  Capital Expenditures for property, plant and equipment during the 1997, 1996 and 1995 fiscal years (not including expenditures in connection with business acquisitions) amounted to $21,318,000, $23,129,000 and $20,689,000, respectively.

                  Capital expenditures included above for land, buildings and improvements during the 1997, 1996 and 1995 fiscal years amounted to $5,892,000, $5,029,000 and $3,841,000, respectively. The 1997 fiscal year expenditures included $1,894,000 in connection with the establishment of new custom molding facilities in Storm Lake, Iowa, Brenham, Texas and Tijuana, B.C., Mexico (see "New Site Development" below) and $1,380,000 for major renovations of the existing custom molding facility in Cortland, New York.

                  Capital expenditures included above for machinery and equipment during the 1997, 1996 and 1995 fiscal years amounted to $15,426,000, $18,100,000 and $16,848,000, respectively. During the 1997 fiscal year, $6,431,000 of these expenditures was for automatic molding machines, $4,898,000 for other process equipment used in the manufacture of custom molded products and $1,252,000 for machinery and equipment used to manufacture products at the integrated materials and custom thermoforming facilities. During the 1997 fiscal year, $1,494,000 was expended for environmental control equipment (see "Environmental Considerations" below).

                  Capital expenditures during the 1998 fiscal year are expected to be less than during the 1997 fiscal year.

BUSINESS ACQUISITIONS

                  During the 1997 fiscal year, the Company through business acquisitions acquired two custom molding facilities, two integrated materials facilities and two custom thermoforming facilities. In September 1996, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio; in October 1996, the Company acquired all the outstanding capital stock of EPS (Moulders) Ltd., a custom molding business in Livingston, Scotland; in April 1997, the Company acquired the custom thermoforming business of Thermoformers Plus in Chula Vista, California (near San Diego); in May 1997, the Company acquired the integrated materials business of Allgood Industries, Inc. in Hayward, California (near San Francisco); and in July 1997, the Company acquired all the outstanding capital stock of Arrowtip Mouldings Limited, a custom molding and fabricating business with separate custom molding and integrated materials facilities in London, England. The aggregate purchase price recorded for these acquisitions totaled $16,694,000, including notes and other obligations payable valued at $2,116,000 and contingent consideration valued at $754,000.

                  During the 1996 fiscal year, the Company acquired one integrated materials business. In December 1995, the Company acquired all the outstanding capital stock of Alpine Packaging, Inc. in Colorado Springs, Colorado. For this acquisition, the Company issued 101,046 shares of its Common Stock and paid cash having an aggregate value of $1,691,000.

                  During the 1995 fiscal year, the Company acquired one custom molding business and one integrated materials business. In September 1994, the Company acquired the integrated materials business of Astrofoam, Inc. in Holden, Massachusetts; and in February 1995, the Company acquired the custom molding business of M.Y. Trondex, Ltd. with custom molding facilities in Northampton, England and Glasgow, Scotland. The Glasgow facility has since been closed and its operations transferred to the new facility in Livingston, Scotland. The aggregate purchase price recorded for these acquisitions through the end of the 1997 fiscal year has amounted to $6,243,000.

                  Approximately 65% of the increase in the Company's net sales during the 1997 fiscal year was attributable to acquisitions.

The balance of the increase in net sales was attributable to the Company's core custom molding operations.

                  For further information with respect to the above acquisitions, see Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1997 fiscal year and incorporated in this annual report by reference.

                  The Company will continue to look for acquisitions which mesh well with the Company's business.

NEW SITE DEVELOPMENT

                  During the last two fiscal years, the Company has established a number of custom molding facilities through new site development. During the 1996 fiscal year, the Company leased and totally renovated a building in Spennymoor, England for a new custom molding facility where production commenced in June 1996; and in February 1997 production commenced at a new custom molding plant which the Company constructed in Storm Lake, Iowa. Also, in November 1996 and June 1997, the Company broke ground for new custom molding plants in Brenham, Texas and Tijuana, B.C., Mexico, respectively. Strategically located between Houston and Austin, Texas, the Brenham facility will serve the growing number of high tech companies in southeast Texas. Production is expected to commence at the Brenham facility in December 1997.

                  The Tijuana facility is being constructed by the Company on a leased property and will initially serve domestic companies that have established "Maquiladora" operations along the U.S.-Mexican border in the Tijuana area. The facility will be similar to the Company's facility in Juarez, Chih., Mexico. Production is expected to commence late in the second quarter of the 1998 fiscal year.

                  The Company will continue to develop new production sites as they are needed to meet the needs of its customers.

SEASONALITY

                  The Company's net sales and net income are subject to some seasonal variation both in the United States and the United Kingdom. In both areas, the Company's business generally declines in December due to a reduction in manufacturing activity by the Company's customers, and net income in the second fiscal quarter is also adversely affected by higher operating costs during the winter months. See Note 12 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1997 fiscal year and incorporated in this annual report by reference.

EMPLOYEES

                  As of August 31, 1997, the Company had 1,716 employees, of which 363 were employed in the United Kingdom and Mexico. Of the total, 436 were salaried employees and 1,280 were paid on an hourly basis. Of the hourly employees, 306 at eight manufacturing facilities are covered by collective bargaining agreements with eight different unions. The agreements expire at various dates from March 1998 through June 2000. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

ENVIRONMENTAL CONSIDERATIONS

                  The Company has obtained air quality permits for all the custom molding facilities in the United States where products are being manufactured. Air quality permits are not required in the United Kingdom and Mexico. Certain of the permits restrict the amount of pentane (a blowing agent contained in the Company's foam plastic resins) which may be released during the manufacturing process and have resulted in capital expenditures for batch pre-expanders which allow the Company to use low pentane content EPS. Emission control systems have also been acquired for certain facilities. Air quality permits have not been required in connection with the manufacture of the Company's integrated materials and thermoformed products. Where required, water permits are obtained for all process related waste water and storm water discharges.

                  The Company has acquired recycling equipment for all its custom molding and integrated materials facilities. The equipment includes (i) regrinders which enable the Company to reuse in-house scrap and products returned by customers, (ii) EPS densifiers which enable the Company to compact in-house scrap and products returned by customers for reprocessing in the polystyrene recycling market and (iii) balers which enable the Company to compact in-house corrugated paperboard scrap for reprocessing. In-house scrap resulting from the manufacture of thermoformed products is returned to the raw material suppliers of these materials for recycling.

                  If necessary, the Company's products may also be safely landfilled or incinerated.

                  During the 1997, 1996 and 1995 fiscal years, the Company's capital expenditures for environmental matters, including environmental control equipment, amounted to $1,745,00, $848,000 and $1,742,000, respectively. Capital expenditures for environmental matters during the 1998 fiscal year are expected to amount to approximately $1,100,000.

                  In September 1994, the Company commenced a program under which environmental compliance audits are being conducted at all the Company's manufacturing facilities in the United States. At the end of the 1997 fiscal year, 14 audits had been completed. The audits have been conducted by an independent environmental consulting firm and have not resulted in plans for any significant additional capital expenditures for environmental matters.

                  There has been public concern that using chloro-fluoro-carbons ("CFCs") in the manufacture of plastic products may deplete the Earth's upper atmospheric ozone layer. The Company does not use, nor has it ever used, CFCs in the manufacture of any of its products.

REORGANIZATION

     In May 1997, the Company announced a reorganization into seven groups which will be managed as separate profit centers. The groups consist of the custom molding and integrated materials operations in six geographical regions (Midwest, East, Rocky Mountain/West Coast, Southern, Texas/Eastern Mexico border and the United Kingdom) and the Company's thermoforming operations. Under the reorganization, each group will be managed by a designated General Manager. At the same time, a company-wide Manufacturing Services Group was organized to provide support to all operations on a variety of matters including manufacturing, tooling, quality assurance, safety, environmental and technical assistance.





                     [This space intentionally left blank.]

ITEM 2.  PROPERTIES.

                  The Company's headquarters are located at 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

                  Custom Molding. The Company has 24 custom molding facilities at the following locations:

         Colorado Springs, Colorado               New Brighton, Pennsylvania
         Putnam, Connecticut                      Greeneville, Tennessee
         Conyers, Georgia                         Lewisburg, Tennessee
         Streator, Illinois                         (two facilities)
         Martinsville, Indiana                    Brenham, Texas
         Storm Lake, Iowa                         Sterling, Virginia
         Chesaning, Michigan                      Pardeeville, Wisconsin
         Tupelo, Mississippi                      Juarez, Chih., Mexico
         Las Cruces, New Mexico                   London, England
         Cortland, New York                       Northampton, England
         Butner, North Carolina                   Spennymoor, England
         Marion, Ohio                             Livingston, Scotland


     During the 1997 fiscal year, the Company (i) acquired the custom molding facilities in Livingston, Scotland and London, England in business acquisitions (see "Business Acquisitions" under Item 1), (ii) completed the construction of the custom molding facility at Storm Lake, Iowa (see "New Site Development" under Item 1) and (iii) closed a custom molding facility in Glasgow, Scotland which was acquired during the 1995 fiscal year and transferred the operations there to the new facility in Livingston, Scotland. Since the end of the 1997 fiscal year, the facility in Brenham, Texas has been completed, and it is expected that production will commence there during December 1997. See also "New Site Development" under Item 1 for information with respect to the Brenham, Texas, facility and the commencement of construction of a new custom molding facility in Tijuana, B.C., Mexico. The Company also plans to install custom molding equipment at the integrated materials facility in Hayward, California which was acquired during the 1997 fiscal year (see below).

                  The Company is planning to close the Martinsville, Indiana custom molding facility during the second or third quarter of the 1998 fiscal year. The closure would result from the Company's major customer for this facility moving its production to a plant near Juarez, Chih., Mexico. The Company would continue to serve this customer from the Company's custom molding facility in Juarez.

                  The Company manufactures products from EPS at all its custom molding facilities except the facilities in Lewisburg, Tennessee and Storm Lake, Iowa which are dedicated polyolefins plants where products are only made from EPP or EPE. Products are also made from one or more of the Company's premium raw material resins at a majority of the other custom molding facilities.

                  Integrated Materials. The Company has eight integrated materials facilities at the following locations:

         Hayward, California                          Beaver, Pennsylvania
         Colorado Springs, Colorado                   Greeneville, Tennessee
         Holden, Massachusetts                        Burlington, Wisconsin
         Saginaw, Michigan                            London, England

                  The integrated materials facilities in Colorado Springs, Colorado, Greeneville, Tennessee and London, England are at different sites from the custom molding facilities at these locations. Some integrated materials operations are also conducted at the Company's custom molding facilities in Conyers, Georgia, Tupelo, Mississippi, Butner, North Carolina, Juarez, Chih., Mexico and Northampton, England.

                  During the 1997 fiscal year, the Company (i) acquired the integrated materials facilities in Hayward, California and London, England in business acquisitions (see "Business Acquisitions" under Item 1) and (ii) transferred its integrated materials operation at Conyers, Georgia to the Company's custom molding facility in Conyers.

                  Thermoforming. In September 1996 and April 1997, the Company acquired custom thermoforming facilities in Sandusky, Ohio and Chula Vista, California, respectively, in business acquisitions (see "Business Acquisitions" under Item 1). Since the September 1996 acquisition, the Company's thermoforming operations have been managed from Sandusky, Ohio, and thermoforming operations formerly located at the integrated materials facilities in Beaver, Pennsylvania and Burlington, Wisconsin have been transferred to Sandusky and Conyers, Georgia. The thermoforming facility in Conyers is at a separate site from the Company's custom molding facility in Conyers and was formerly also an integrated materials facility (see the preceding paragraph).

                  Miscellaneous. The Company's mold making facility is in Sun Prairie, Wisconsin. This facility is considered a manufacturing facility because most of the aluminum production molds that are made by the Company at this facility are sold to and owned by the Company's customers.

                  Most of the custom molding facilities are owned while a majority of the integrated materials facilities and all the thermoforming facilities are leased. The Company has options to purchase most of the leased facilities. The Company generally makes substantial leasehold improvements to, and exercises its options to purchase, the leased facilities. The leases expire at various dates through November 2007. In many cases, the leases may be extended at the Company's option.

                  The Company's custom molding and integrated materials operations are supported by seven tech centers. These centers are located at the Company's headquarters in New Brighton, Pennsylvania, at the custom molding facilities in Colorado Springs, Colorado and Northampton, England, at the integrated materials facilities in Holden, Massachusetts and Burlington, Wisconsin and at separate facilities in Conyers, Georgia and Grand Blanc, Michigan. The Grand Blanc tech center primarily serves the automotive industry. In addition, the Company's thermoforming operations are supported by a tech center at the facility in Sandusky, Ohio. Sales offices are located at each of the tech centers.

                  The Company has warehouse facilities at each manufacturing location. Additional warehouse facilities are located near the Company's manufacturing facilities and near the manufacturing facilities of major customers.

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

                  Information with respect to the machinery and equipment used in the Company's' manufacturing operations and with respect to the Company's transportation equipment provided in Item 1 of this annual report is incorporated by reference in this Item 2.

ITEM 3.  LEGAL PROCEEDINGS.

                  In December 1996, a Complaint for Wrongful Death was filed against the Company in John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased, v. Tuscarora Incorporated and Toyo Machine and Metal Co., Ltd. in the Court of Common Pleas of Marion County, Ohio. In May 1996, Mr. Mount, an employee of the Company (the "Decedent"), was killed while working on a molding machine manufactured by defendant Toyo Machine and Metal Co., Ltd. ("Toyo") at the Company's custom molding facility in Marion, Ohio. Count I of the Complaint claims that the Decedent was wrongfully killed as a result of certain alleged intentional conduct of the Company and seeks both compensatory and punitive damages from the Company of not less than $5,000,000. Count II of the Complaint seeks damages from defendant Toyo for defective and/or negligent design of the machine. The Company has filed an Answer to the Complaint denying the allegations against the Company and asserting various defenses, including that the plaintiff's claim is barred pursuant to the Ohio Workers' Compensation Statute. The Company is vigorously defending this litigation. In the opinion of management, the disposition of this proceeding should not have a material adverse effect on the Company's financial position or results of operations.

                  Since February 1992, the Company has been involved in cost recovery litigation with the United States Environmental Protection Agency ("USEPA") and other parties over clean up costs at the Smith's Farm Superfund Site in Bullitt County, Kentucky. The litigation is in the United States District Court for the Western District of Kentucky under the caption AKZO Coatings, Inc., et al. v. AC&S, Inc., et al. In May 1996, the USEPA, as part of a global settlement, negotiated a settlement with certain de minimis parties including the Company. In August 1997, a Consent Order, under which the Company paid $57,173 in cleanup costs, was signed by the Company and the other de minimis parties. The Consent Order is subject to approval of the USEPA and the Department of Justice after publication of notice and a 30-day public comment period. The Company expects the Consent Order to become final by the end of 1997.

                  See Item 14(b) under Part IV of this annual report entitled "Reports on Form 8-K" for information with respect to the termination of the civil action entitled L. Marie Roberts v. Tuscarora Incorporated, Joe Alcott and Larry Mooneyhan brought in October 1995 in the State Court of Rockdale County, Georgia.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended August 31, 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

                  In accordance with Instruction 3 to Item 401(b) of Regulation S-K, information with respect to the executive officers of the Company is set forth below.

        Name               Age               Office with the Company
--------------------       ---      --------------------------------------
John P. O'Leary, Jr.       50       President and Chief Executive Officer
Brian C. Mullins           56       Vice President and Treasurer
David C. O'Leary           48       Vice President, Operations
James H. Brakebill         60       Vice President, Manufacturing Services
Del E. Goedeker            57       Vice President, Corporate Development

                  John P. O'Leary, Jr. has been President and Chief Executive Officer of the Company since prior to September 1992. He has been a director of the Company since 1974 and became Chairman of the Board of Directors in August 1994.

                  Brian C. Mullins has been Vice President and Treasurer of the Company since prior to September 1992. Mr. Mullins is the Company's chief financial and accounting officer.

                  David C. O'Leary has been Vice President, Operations of the Company since May 1997; he was Vice President-Sales and Marketing from April 1994 to May 1997 and Vice President-Southern Division from prior to September 1992 to April 1994. Under the May

1997 reorganization described under "Reorganization" in Part I of this annual report, the Company's seven General Managers report to Mr. O'Leary.

                  James H. Brakebill has been Vice President, Manufacturing Services of the Company since May 1997; he was Vice President, Manufacturing from April 1994 to May 1997 and Vice President of Technology from prior to September 1992 to April 1994. Mr. Brakebill manages the Company's new Manufacturing Services Group.

                  Del E. Goedeker was employed by, and became Vice President, Corporate Development, of, the Company in December 1996. Prior to this time, he had acted as a consultant to the Company on acquisition matters since May 1996. Mr. Goedeker was Vice President of the Vesuvius Companies Group of Cookson, Plc., a manufacturer of high performance refractories and ceramics primarily for the steel industry, from prior to September 1992 until his retirement on March 31, 1996. Mr. Goedeker is responsible for corporate development and has assumed a large share of the responsibility for the Company's business acquisitions and expansion.

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

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  The Company's Common Stock is traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers ("NASDAQ"). The Common Stock trades under the NASDAQ symbol TUSC. As of August 31, 1997, there were 808 holders of record of the Company's Common Stock.

                  Information with respect to the market prices of, and the cash dividends paid with respect to, the Company's Common Stock during the fiscal years ended August 31, 1997 and 1996 appears under Note 12 - Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements on page 19 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997 and is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The selected financial data required by this Item 6 is furnished by the "Eleven Year Consolidated Financial Summary" which appears on the bottom half of the inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997 and is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  The Management's Discussion and Analysis of Results of Operations and Financial Condition required by this Item 7 appears on pages 20 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997 and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

                  This Item 7A is not applicable to the Company. The information required by this Item 7A is first required to be provided by the Company in its annual report on Form 10-K for the Company's fiscal year ended August 31, 1998.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The following financial statements and related notes and report appear on the pages indicated in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997 and are incorporated herein by reference:

                                                                  Page(s) in
                                                               Annual Report
    Financial Statements and Related Report                   to Shareholders
---------------------------------------------------           ---------------
Consolidated Statements of Income for the
         fiscal years ended August 31, 1997,
         1996 and 1995............................................      8
Consolidated Balance Sheets at August 31,
         1997 and 1996............................................      9
Consolidated Statements of Cash Flows
         for the fiscal years ended August 31,
         1997, 1996 and 1995......................................     10
Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         August 31, 1997, 1996 and 1995...........................     11
Notes to Consolidated Financial Statements........................    12-19
Report, dated October 16, 1997, of Ernst & Young LLP..............     20

                  The supplementary financial information required by this Item 8 is included in Note 12 - Quarterly Financial Data

(unaudited) of the Notes to Consolidated Financial Statements and is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  The Company changed independent public accountants for the fiscal year ended August 31, 1997. Information with respect to the change in independent public accountants was previously reported by the Company in current reports on Form 8-K filed by the Company with the Commission on February 15, 1996 and November 14, 1996.

                                    PART III
ITEMS 10 THROUGH 13.

                  In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I of this annual report) because the Company has already filed its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on December 18, 1997, which includes such information, with the Commission. Such information is incorporated herein by reference, except for the information required to be included in the Proxy Statement by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

                  The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

 (a)(1)           Financial Statements:

                  The consolidated financial statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP, dated October 16, 1997, appearing on pages 8 through 20 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997, are incorporated herein by reference (see Item 8 above).

                  The report of S.R. Snodgrass, A.C., dated October 11, 1996, with respect to the financial statements of the Company as of August 31, 1996 and for each of the two years then ended was filed with the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and is filed with this annual report as Exhibit 99.

 (a)(2)  Financial Statement Schedules:
                                                                 Page in this
          Schedules and Related Report                           Annual Report
-------------------------------------------------                -------------
Schedule II - Valuation Account for the fiscal
              years ended August 31, 1997,
              1996 and 1995                                           S-1

                  The report of Ernst & Young LLP with respect to Schedule II is contained in the consent of Ernst & Young LLP filed with this annual report as Exhibit 23.1.

                  All other financial statement schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in the Company's Annual Report to Shareholders for its fiscal year ended August 31, 1997.

(a)(3)  Exhibits:

Exhibit
  No.                                  Document
-------           ------------------------------------------------------------

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

4 Loan Agreement, dated as of August 14, 1996, between the Company and Mellon Bank, N.A., with Revolving Credit Note and Term Note attached, filed as Exhibit 4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.

10.1 1985 Incentive Stock Option Plan, as amended by the Company's Board of Directors on October 29, 1987, filed on June 20, 1988 as part of Exhibit 10.2 to Amendment No. 1 to Registration Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*

10.2 1989 Stock Incentive Plan, as amended by the Company's Board of Directors on October 13, 1994 and approved by the Company's shareholders on December 15, 1994, filed as Exhibit
                  10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

Exhibit
  No.                                  Document
-------           ------------------------------------------------------------

10.3 1989 Stock Incentive Plan, as amended by the Company's Board of Directors effective August 31, 1996, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.4 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1996, filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.5 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.6 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7 Written description of supplemental retirement benefit for Thomas P. Woolaway, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.8 First Amendment to the Tuscarora Incorporated and Subsidiary Companies Salaried Employees' Money Purchase Pension Plan, as adopted by the Company's Board of Directors on October 11, 1996, providing for additional employer contributions for certain of the Company's executive officers, filed as Exhibit
                  10.9 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.9 Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company's Board of Directors on February 9, 1996, and related Consent of the Company's Compensation Committee, dated October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participation Agreement, filed as
                  Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

Exhibit
  No.                                    Document
-------           ------------------------------------------------------------

10.10 Indemnification and Insurance Agreement, dated August 12, 1988, between the Company and John P. O'Leary, Sr. (substantially identical agreements have been entered into with all the Company's directors), filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

11 Statement re Computation of Earnings Per Share, filed herewith.

13 Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1997 which are expressly incorporated in this annual report by reference, filed herewith.

21                List of subsidiaries of the Company, filed herewith.

23.1              Consent of Ernst & Young LLP, filed herewith.

23.2              Consent of S.R. Snodgrass, A.C., filed herewith.

24                Powers of Attorney, filed herewith.

27                Financial Data Schedule, filed herewith.

99 Report, dated October 11, 1996, of S.R. Snodgrass, A.C., filed herewith.

------------
         * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.


         The Company agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which are not filed as a part of this annual report.

         Copies of the exhibits filed as a part of this annual report are available at a cost of $.20 per page to any shareholder upon written request to Brian C. Mullins, Vice President and Treasurer, Tuscarora Incorporated, 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

         (b) Reports on Form 8-K:

         A current report on Form 8-K was filed by the Company on July 25, 1997.

         Under Item 5, the Company reported that on July 16, 1997, the State Court of Rockdale County, Georgia entered an Order dismissing the civil action entitled L. Marie Roberts v. Tuscarora Incorporated, Joe Alcott and Larry Mooneyhan. This action, which was commenced in October 1995, was previously reported in the Company's annual reports on Form 10-K for the fiscal years ended August 31, 1995 and August 31, 1996. The Order was entered following receipt by the Court of a letter from the plaintiff Roberts requesting that the proceeding be dismissed.

         Under Item 5, the Company also referred to its quarterly report to shareholders for the fiscal quarter ended May 31, 1997 which was mailed on July 22, 1997 and to a press release issued on July 25, 1997 with respect to the acquisition by the Company of the business and operations of Arrowtip Mouldings Limited, a manufacturer of custom molded and fabricated foam plastic products in the United Kingdom. The quarterly report and press release were filed as exhibits to the Form 8-K and reference was made under Item 5 to the quarterly report and press release for information with respect to the Company's fiscal fourth quarter performance.





                     [This space intentionally left blank.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tuscarora Incorporated



                                       By /s/  JOHN P. O'LEARY, JR.
                                          --------------------------------
                                          John P. O'Leary, Jr., President
                                          and Chief Executive Officer
Date:  November 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on November 26, 1997:





/s/  JOHN P. O'LEARY, JR.                         /s/  BRIAN C. MULLINS
----------------------------                      -------------------------
     John P. O'Leary, Jr.                           Brian C. Mullins
     (Director and Chief                          (Principal Financial
     Executive Officer)                           Officer and Principal
                                                   Accounting Officer)


Thomas S. Blair
David I. Cohen
Abe Farkas
Karen L. Farkas
Robert W. Kampmeinert
Jeffery L. Leininger
David C. O'Leary
Harold F. Reed, Jr.
Thomas P. Woolaway



By /s/  BRIAN C. MULLINS
   -------------------------
        Brian C. Mullins,
        Attorney-in-Fact

                             TUSCARORA INCORPORATED
                        Schedule II - Valuation Account
                   Years Ended August 31, 1997, 1996 and 1995

                           Balance at    Charged to                  Balance at
                           Beginning     Costs and                      End
   Description             of Period      Expenses   Deductions(1)   of Period
-----------------          ---------      --------   -------------   ---------
Allowance for
doubtful accounts

Year Ended
 August 31, 1997            $787,175      $586,582      $699,068      $674,689

 Year Ended
 August 31, 1996             694,675       381,196       288,696       787,175

 Year Ended
 August 31, 1995             646,991       287,782       240,098       694,675



----------------
(1)  Uncollected receivables written off, net of recoveries.

                             TUSCARORA INCORPORATED

                FORM 10-K FOR FISCAL YEAR ENDED AUGUST 31, 1997

                                 EXHIBIT INDEX


     The following exhibits are required to be filed with this annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934 as amended, as indicated in the index. Exhibits not incorporated herein by reference follow the index.

 Exhibit
   No.                                   Document
 -------    ------------------------------------------------------------------
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

   4 Loan Agreement, dated as of August 14, 1996, between the Company and Mellon Bank, N.A. with Revolving Credit Note and Term Note attached, filed as Exhibit 4 to the Company's annual report on Form
            10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.

  10.1 1985 Incentive Stock Option Plan, as amended by the Company's Board of Directors on October 29, 1987, filed on June 20, 1988 as part of
            Exhibit 10.2 to Amendment No. 1 to Registration Statement No.
            33-17138 on Form S-1 and incorporated herein by reference.*

  10.2      1989 Stock Incentive Plan, as amended by the Company's Board of
            Directors on October 13, 1994 and approved by the Company's shareholders on December 15, 1994, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended
            August 31, 1995 and incorporated herein by reference.*

  10.3      1989 Stock Incentive Plan, as amended by the Company's Board of
            Directors effective August 31, 1996, filed as

                             TUSCARORA INCORPORATED

                FORM 10-K FOR FISCAL YEAR ENDED AUGUST 31, 1997

Exhibit
  No.                                     Document
-------        -----------------------------------------------------------------
               Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.4           Common Stock Purchase Plan for Salaried Employees, as
               amended by the Company's Board of Directors on October 11, 1996, filed as
               Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.5           Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.6 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7 Written description of supplemental retirement benefit for Thomas P. Woolaway, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the Company's fiscal year ended
               August 31, 1995 and incorporated herein by reference.*

10.8           First Amendment to the Tuscarora Incorporated and Subsidiary
               Companies Salaried Employees' Money Purchase Pension Plan, as adopted by the Company's Board of Directors on October 11, 1996, providing for additional employer contributions for certain of the Company's executive officers, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended
               August 31, 1996 and incorporated herein by reference.*

10.9           Tuscarora Incorporated Supplemental Executive Retirement
               Plan, as adopted by the Company's Board of Directors on February 9, 1996, and
               related Consent of the Company's Compensation Committee, dated October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participant Agreement, filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

                             TUSCARORA INCORPORATED

                FORM 10-K FOR FISCAL YEAR ENDED AUGUST 31, 1997

Exhibit
  No.                                     Document
-------        -----------------------------------------------------------------
10.10          Indemnification and Insurance Agreement, dated August 12, 1988, between the Company and John P. O'Leary, Sr. (substantially identical agreements have been entered into with all the
               Company's directors), filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31,
               1988 and incorporated herein by reference.

11             Statement re Computation of Earnings Per Share, filed herewith.

13 Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1997, which are expressly incorporated in this annual report by reference, filed herewith.

21             List of subsidiaries of the Company, filed herewith.

23.1           Consent of Ernst & Young LLP, filed herewith.

23.2           Consent of S.R. Snodgrass, A.C., filed herewith.

24             Powers of Attorney, filed herewith.

27             Financial Data Schedule, filed herewith.

99 Report, dated October 11, 1996, of S.R. Snodgrass, A.C., filed herewith.

---------------
     * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b) (10) (iii) of Regulation S-K.