Form 10-Q
period 1997-11-30
TUSCARORA INC
filed 1998-01-14
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended November 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    --------------------

Commission file number 0-17051

                             Tuscarora Incorporated
            (Exact name of registrant as specified in the charter.)


            Pennsylvania                                   25-1119372
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

     As of January 2, 1998, 9,481,509 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED


                                      INDEX



                                                                   Page
                                                                   ----
Part I.    Financial Information

           Item 1. Financial Statements.

           Condensed Consolidated Balance Sheets at
           November 30, 1997 and August 31, 1997                     3

           Condensed Consolidated Statements of
           Income - Three months ended November 30,
           1997 and November 30, 1996                                4

           Condensed Consolidated Statements of
           Cash Flows - Three months ended November 30,
           1997 and November 30, 1996                                5

           Notes to Condensed Consolidated Financial
           Statements                                              6 - 7

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations.                                 8 - 9

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K.                10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TUSCARORA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  NOVEMBER 30,     AUGUST 31,
                                                                       1997          1997
                                                                  ------------    ------------
                                                                   (UNAUDITED)
                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $    333,106    $  5,095,149
     Trade accounts receivable, net of provision for losses         37,552,505      31,667,668
     Inventories                                                    20,098,856      18,238,886
     Prepaid expenses and other current assets                       2,588,323       1,592,284
                                                                  ------------    ------------
                                                                    60,572,790      56,593,987

PROPERTY, PLANT AND EQUIPMENT, net                                  95,032,945      93,114,834

OTHER ASSETS
     Goodwill                                                        8,712,925       8,540,479
     Other non-current assets                                        4,013,412       4,138,260
                                                                  ------------    ------------
               Total Assets                                       $168,332,072    $162,387,560
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                         $  5,133,332    $  5,133,332
     Accounts payable                                               17,175,775      16,714,670
     Accrued income taxes                                            2,016,882         390,008
     Accrued payroll and related taxes                                 978,210         910,090
     Other current liabilities                                       4,690,528       3,661,408
                                                                  ------------    ------------
                                                                    29,994,727      26,809,508

LONG-TERM DEBT - less current maturities                            55,993,298      57,166,326

DEFERRED INCOME TAXES                                                2,272,697       2,417,725

OTHER LONG-TERM LIABILITIES                                          3,248,430       3,176,653
                                                                  ------------    ------------
               Total Liabilities                                    91,509,152      89,570,212

SHAREHOLDERS' EQUITY
     Preferred Stock - par value $.01 per share;
          authorized shares, 1,000,000; none issued                         --              --
     Common Stock - without par value; authorized shares,
          20,000,000; issued shares, 9,481,360 at November 30,
          1997 and 9,479,241 at August 31, 1997                      9,481,360       9,479,241
     Capital surplus                                                 1,108,013       1,071,878
     Retained earnings                                              66,064,411      62,291,940
     Foreign currency translation adjustment                           244,846          49,999
                                                                  ------------    ------------
                                                                    76,898,630      72,893,058
     Less cost of reacquired shares of Common Stock;
           4,620 shares at November 30, 1997 and
          August 31, 1997                                              (75,710)        (75,710)
                                                                  ------------    ------------
               Total Shareholders' Equity                           76,822,920      72,817,348
                                                                  ------------    ------------

               Total Liabilities and Shareholders' Equity         $168,332,072    $162,387,560
                                                                  ============    ============

Note: The consolidated balance sheet at August 31, 1997 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                           THREE MONTHS ENDED NOVEMBER 30,
                                                1997             1996
                                             -----------     -----------
Net Sales                                    $61,292,306     $53,440,704

Cost of Sales                                 46,193,365      39,735,103
                                             -----------     -----------

               Gross profit                   15,098,941      13,705,601

Selling and Administrative Expenses            7,865,953       6,862,268
Interest Expense                               1,157,167         837,362
Other (Income)                                   (18,640)        (41,510)
                                             -----------     -----------
               Total expenses                  9,004,480       7,658,120
                                             -----------     -----------

               Income before income taxes      6,094,461       6,047,481

Provision for Income Taxes                     2,321,990       2,355,807
                                             -----------     -----------

               Net income                    $ 3,772,471     $ 3,691,674
                                             ===========     ===========


Net income per share                         $       .40     $       .39
                                             ===========     ===========

Weighted average number of shares of
     Common Stock outstanding                  9,475,833       9,424,139
                                             ===========     ===========



See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED NOVEMBER 30,
                                                                        1997          1996
                                                                     -----------   -----------
Operating Activities
     Net Income                                                      $ 3,772,471   $ 3,691,674

     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation                                                 3,903,109     3,679,605
          Amortization                                                   277,946       176,110
          Provision for losses on receivables                            (13,246)      166,547
          Decrease in deferred income taxes                             (148,936)     (106,867)
          Loss (gain) on sale of property, plant and equipment, net       16,059        (3,457)
          Stock compensation expense                                       3,475         3,183

     Changes in operating assets and liabilities,
       net of effects of business acquisitions:
          Decrease (increase):
              Trade accounts receivable                               (5,627,547)     (922,691)
              Inventories                                             (1,798,016)   (1,049,103)
              Prepaid expenses and other current assets                 (980,167)   (1,299,833)
              Other non-current assets                                    (3,206)           --
          Increase (decrease):
              Accounts payable                                           365,723    (4,084,417)
              Accrued income taxes                                     1,631,597     2,053,001
              Accrued payroll and related taxes                           52,348      (303,719)
              Other current liabilities                                  411,009      (275,934)
              Other long-term liabilities                                 43,670        26,168
                                                                     -----------   -----------
                 Net cash provided by operating activities             1,906,289     1,750,267
                                                                     -----------   -----------

Investing Activities
     Purchase of property, plant and equipment                        (5,830,907)   (4,659,002)
     Business acquisitions, net of cash acquired                        (116,775)   (5,278,480)
     Proceeds from sale of property, plant and equipment                 464,784         6,750
                                                                     -----------   -----------
                 Net cash (used for) investing activities             (5,482,898)   (9,930,732)
                                                                     -----------   -----------

Financing Activities
     Proceeds from long-term debt                                             --     6,700,000
     Payments on long-term debt                                       (1,177,082)   (1,625,783)
     Proceeds from sale of Common Stock                                   34,779        72,330
                                                                     -----------   -----------
                 Net cash provided by (used for)
                      financing activities                            (1,142,303)    5,146,547
                                                                     -----------   -----------

Effect of Foreign Currency Exchange Rate Changes
     on Cash and Cash Equivalents                                        (43,131)      (29,640)

               Net decrease in cash and cash equivalents              (4,762,043)   (3,063,558)

Cash and Cash Equivalents at Beginning of Period                       5,095,149     3,379,776
                                                                     -----------   -----------

Cash and Cash Equivalents at End of Period                           $   333,106   $   316,218
                                                                     ===========   ===========



See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Condensed Consolidated Financial Statements

          The condensed consolidated balance sheet at November 30, 1997 and the consolidated statements of income and consolidated statements of cash flows for the periods ended November 30, 1997 and November 30, 1996 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1997 and for the periods presented have been made.

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended August 31, 1997.

          The results of operations for the period ended November 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

2.   Inventories

               Inventories are summarized as follows:

                                           November 30,   August 31,
                                               1997          1997
                                           ------------  -----------
     Finished goods                         $11,295,961  $10,511,267
     Work in process                            226,261      154,962
     Raw materials                            6,560,190    5,820,100
     Supplies                                 2,016,444    1,752,557
                                            -----------  -----------

                                            $20,098,856  $18,238,886
                                            ===========  ===========

3.   Claims and Contingencies

          A lawsuit seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in December 1996. In addition, several legal and administrative proceedings against the Company involving claims of employment discrimination are pending and the Company is involved in legal and administrative proceedings, including one with respect to a Superfund site, which may result in the Company becoming liable for a portion of certain environmental cleanup costs. In the opinion of Management, the disposition of the proceedings should not have a material adverse effect on the Company's financial position or results of operations.

4.   Other Information

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which must be adopted by the Company in its fiscal quarter ended February 28, 1998. This Statement generally requires the presentation of basic and diluted earnings per share on the face of the Consolidated Statements of Income. In the opinion of Management, the amount of basic earnings per share which will be reported will not be materially different from the income per share currently reported on the Consolidated Statements of Income nor will the amount of diluted earnings per share be materially different from the basic earnings per share.

          SFAS No. 130, "Reporting of Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were also issued in 1997. These statements must be adopted by the Company by the end of its 1999 fiscal year, and are not expected to have a material effect on the consolidated financial statements.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1998
COMPARED TO FIRST QUARTER FISCAL 1997

     Net sales for the three months ended November 30, 1997 were $61.3 million, an increase of $7.9 million, or 14.7%, over the same period of fiscal 1997. Approximately 65.0% of the increase in net sales was due to the acquisitions of EPS (Moulders) Ltd. in October 1996 and Thermoformers Plus, Allgood Industries, Inc. and Arrowtip Group Ltd. in April, May and August 1997, respectively. The balance of the increase was due primarily to higher sales at the Company's core custom molding operations. The sales increase was achieved despite reductions in some selling prices.

     Gross profit for the three months ended November 30, 1997 was $15.1 million, a 10.2% increase from $13.7 million in the first three months of fiscal 1997. The gross profit margin decreased to 24.6% from 25.6% in the previous fiscal year. The decrease in gross profit margin was attributable primarily to well below-objective margins at the Company's United Kingdom operations as well as its expanding custom thermoforming operations. The gross profit margin was also negatively impacted by the reductions in some selling prices although these were partially offset by lower EPS resin prices.

     Selling and administrative expenses for the current three-month period were $7.9 million, a 14.6% increase over $6.9 million in the previous period. Selling and administrative expenses remained steady as a percent of sales at 12.8%. The dollar increase is due primarily to increased employee costs, including those added as a result of the acquisitions in October 1996 and May and August 1997.

     Interest expense for the three months ended November 1997 amounted to $1.2 million compared to $837,000 in the same period of fiscal 1997. The increase of $320,000, or 38.2%, is due primarily to increases in long-term debt incurred in connection with the acquisitions in October 1996 and May and August 1997.

     Income before income taxes for the three months ended November 30, 1997 increased to $6.1 million from $6.0 million in the same period of fiscal 1997, an increase of $47,000 or 0.8%. The effective tax rate decreased to 38.1% compared to 39.0% in the same period of fiscal 1997 due primarily to lower effective state income tax rates.

     Net income for the three months ended November 30, 1997 was $3.8 million, an increase of 2.2% from the $3.7 million earned in the same period of fiscal 1997. The increase was due primarily to the increase in net sales.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended November 30, 1997 amounted to $1.9 million compared to $1.8 million for the same period in fiscal 1997. Depreciation and amortization for the same three-month periods amounted to $4.2 and $3.9 million, respectively. Because a substantial portion of the Company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     During the three months ended November 30, 1997, the Company's accounts receivable and inventories increased as a result of the increased sales level.

     Capital expenditures for property, plant and equipment during the three months ended November 30, 1997 amounted to $5.8 million, including approximately $290,000 for environmental control equipment. The largest portion of the capital expenditures was for molding presses and related equipment, including equipment at the new manufacturing facilities in Brenham, Texas and Tijuana, Mexico. The Company made no acquisitions during the quarter, however, it will continue to look for acquisitions which will mesh well with the Company's business.

     Total long-term debt of the Company amounted to $56.0 million at November 30, 1997, of which $52.8 million was borrowed under a credit agreement with the Company's principal bank, including $26.2 million out of an available $40.0 million under a revolving credit agreement. There were no additional borrowings under the revolving credit agreement during the three months ended November 30, 1997. Total long-term debt amounted to $57.2 million at August 31, 1997.

     On December 18, 1997, the Company declared a regular semiannual cash dividend of $0.11 per share payable on January 6, 1998 to shareholders of record on December 27, 1997. Cash dividends of $0.09 and $0.10 per share were paid in January and July 1997, respectively.

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

                           PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

          The exhibits listed below are filed as a part of this quarterly report.

          Exhibit No.                              Document
          -----------                              --------

              11                         Computation of Net Income Per Share.

              27                         Financial Data Schedule.

          (b) Reports on Form 8-K

          No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended November 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tuscarora Incorporated
                                                  (Registrant)


Date:   January 14, 1998                  By /s/ John P. O'Leary, Jr.
                --                           ------------------------------
                                             John P. O'Leary, Jr.,
                                             President and
                                             Chief Executive Officer


Date:   January 14, 1998                  By /s/ Brian C. Mullins
                --                           --------------------------------
                                             Brian C. Mullins,
                                             Vice President and
                                             Treasurer (Principal
                                             Financial Officer and
                                             Principal Accounting
                                             Officer)

                             TUSCARORA INCORPORATED
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 30, 1997



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