Form 10-Q
period 1998-02-28
TUSCARORA INC
filed 1998-04-13
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ____________________ to __________________



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


                                  Yes __X__ No ____

          As of April 1, 1998, 9,487,469 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED
                             ----------------------

                                      INDEX


                                                                         Page
                                                                         ----

Part I.    Financial Information

           Item 1. Financial Statements.

           Condensed Consolidated Balance Sheets at
           February 28, 1998 and August 31, 1997                           3

           Condensed Consolidated Statements of
           Income - Three and six month periods ended
           February 28, 1998 and February 28, 1997                         4

           Condensed Consolidated Statements of
           Cash Flows - Six months ended February 28,
           1998 and February 28, 1997                                      5

           Notes to Condensed Consolidated Financial
           Statements                                                    6 - 7

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations.                                        8 - 10

Part II.   Other Information

           Item 1. Legal Proceedings                                      11

           Item 4. Submission of Matters to a Vote of
                   Security Holders                                       11

           Item 6. Exhibits and Reports on Form 8-K                       12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TUSCARORA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       FEBRUARY 28,          AUGUST 31,
                                                                          1998                  1997
                                                                     --------------       --------------
                                                                        (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash and cash equivalents                                        $    695,639        $  5,095,149
     Trade accounts receivable, net of provision for losses             33,358,747          31,667,668
     Inventories                                                        21,933,895          18,238,886
     Prepaid expenses and other current assets                           3,980,832           1,592,284
                                                                      ------------        ------------
                                                                        59,969,113          56,593,987

PROPERTY, PLANT AND EQUIPMENT, net                                      95,572,984          93,114,834

OTHER ASSETS
     Goodwill                                                            8,511,312           8,540,479
     Other non-current assets                                            3,818,122           4,138,260
                                                                      ------------         -----------

               Total Assets                                           $167,871,531        $162,387,560
                                                                      ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Current maturities of long-term debt                             $  5,133,332        $  5,133,332
     Accounts payable                                                   17,562,582          16,714,670
     Accrued income taxes                                                       --             390,008
     Accrued payroll and related taxes                                     925,831             910,090
     Other current liabilities                                           4,277,532           3,661,408
                                                                      ------------        ------------
                                                                        27,899,277          26,809,508

LONG-TERM DEBT - less current maturities                                60,540,193          57,166,326

DEFERRED INCOME TAXES                                                    1,339,401           2,417,725

OTHER LONG-TERM LIABILITIES                                              3,226,854           3,176,653
                                                                      ------------        ------------
               Total Liabilities                                        93,005,725          89,570,212

SHAREHOLDERS' EQUITY
     Preferred Stock - par value $.01 per share;
          authorized shares, 1,000,000; none issued                             --                  --
     Common Stock - without par value; authorized shares,
          20,000,000; issued shares, 9,491,293 at February 28,
          1998 and 9,479,241 at August 31, 1997                          9,491,293           9,479,241
     Capital surplus                                                     1,191,106           1,071,878
     Retained earnings                                                  64,132,239          62,291,940
     Foreign currency translation adjustment                               128,115              49,999
                                                                      ------------        ------------
                                                                        74,942,753          72,893,058
     Less cost of reacquired shares of Common Stock;
           4,620 shares at February 28, 1998 and
           August 31, 1997                                                 (76,947)            (75,710)
                                                                      ------------        ------------
               Total Shareholders' Equity                               74,865,806          72,817,348
                                                                      ------------        ------------

               Total Liabilities and Shareholders' Equity             $167,871,531        $162,387,560
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

                             TUSCARORA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                        Six Months Ended
                                                        February 28,        February 28,         February 28,         February 28,
                                                            1998               1997                 1998                  1997
                                                        ------------         -----------        -------------         ------------

Net Sales                                               $ 55,919,163         $48,976,541        $ 117,211,469         $102,417,245

Cost of Sales                                             44,515,644          37,454,546           90,709,009           77,189,649
                                                        ------------         -----------        -------------         ------------

               Gross profit                               11,403,519          11,521,995           26,502,460           25,227,596

Selling and Administrative Expenses                        8,164,765           7,061,198           16,030,718           13,923,466
Restructuring Costs                                        3,495,336                  --            3,495,336                   --
Interest Expense                                           1,176,773             885,317            2,333,940            1,722,679
Other (Income) Expense                                       (36,866)            147,238              (55,506)             105,728
                                                        ------------         -----------        -------------         ------------
               Total expenses                             12,800,008           8,093,753           21,804,488           15,751,873
                                                        ------------         -----------        -------------         ------------

               Income (loss) before income taxes          (1,396,489)          3,428,242            4,697,972            9,475,723

Provision (Benefit) for Income Taxes                        (507,204)          1,354,556            1,814,786            3,710,363
                                                        ------------         -----------        -------------         ------------

               Net income (loss)                        $   (889,285)        $ 2,073,686        $   2,883,186         $  5,765,360
                                                        ============         ===========        =============         ============


Basic net income (loss) per share                              $(.09)               $.22                 $.31                 $.61
                                                               =====                ====                 ====                 ====

Diluted net income (loss) per share                            $(.09)               $.21                 $.30                 $.60
                                                               =====                ====                 ====                 ====


Weighted average number of shares
     of Common Stock outstanding

          Basic                                            9,482,331           9,449,003            9,445,777            9,436,502
                                                        ============         ===========        =============         ============

          Diluted                                          9,482,331           9,656,845            9,642,152            9,607,684
                                                        ============         ===========        =============         ============









See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED FEBRUARY 28,
                                                                        1998                 1997
                                                                    ------------         ------------

Operating Activities
     Net Income                                                     $  2,883,186         $  5,765,360

     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation                                                 7,982,665            7,445,766
          Amortization                                                   568,378              387,881
          Write down of assets due to restructuring                    2,085,774                   --
          Provision for losses on receivables                            118,457              322,352
          (Decrease) increase in deferred income taxes                (1,080,320)             260,992
          Loss on sale of property, plant and equipment, net              84,260              177,303
          Stock compensation expense                                       7,063                6,602

     Changes in operating assets and liabilities,
       net of effects of business acquisitions:
          Decrease (increase):
              Trade accounts receivable                               (1,331,388)            (484,041)
              Inventories                                             (3,673,335)          (2,943,308)
              Prepaid expenses and other current assets               (1,862,623)          (1,151,524)
              Other non-current assets                                  (143,462)                  --
          Increase (decrease):
              Accounts payable                                           793,468           (2,875,334)
              Accrued income taxes                                      (909,092)            (259,538)
              Accrued payroll and related taxes                           11,508               62,324
              Other current liabilities                                  375,685           (1,616,916)
              Other long-term liabilities                                (18,061)              58,777
                                                                    ------------         ------------
                 Net cash provided by operating activities             5,892,163            5,156,696
                                                                    ------------         ------------

Investing Activities
     Purchase of property, plant and equipment                       (12,973,758)         (10,519,944)
     Business acquisitions, net of cash acquired                         (87,882)          (4,807,343)
     Proceeds from sale of property, plant and equipment                 476,477              793,666
                                                                    ------------         ------------
                 Net cash used for investing activities              (12,585,163)         (14,533,621)
                                                                    ------------         ------------

Financing Activities
     Proceeds from long-term debt                                      6,000,000           10,700,000
     Payments on long-term debt                                       (2,812,093)          (3,412,928)
     Dividends paid                                                   (1,042,887)            (881,558)
     Proceeds from sale of Common Stock                                  122,980              182,861
                                                                    ------------         ------------
                 Net cash provided by financing activities             2,268,000            6,588,375
                                                                    ------------         ------------

Effect of Foreign Currency Exchange Rate Changes
     on Cash and Cash Equivalents                                         25,490              (83,778)
                                                                    ------------         ------------

                 Net decrease in cash and cash equivalents            (4,399,510)          (2,872,328)

Cash and Cash Equivalents at Beginning of Period                       5,095,149            3,379,776
                                                                    ------------         ------------

Cash and Cash Equivalents at End of Period                          $    695,639         $    507,448
                                                                    ============         ============



See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Condensed Consolidated Financial Statements

               The condensed consolidated balance sheet at February 28, 1998 and the consolidated statements of income and consolidated statements of cash flows for the periods ended February 28, 1998 and February 28, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1998 and for the periods presented have been made.

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

               The results of operations for the period ended February 28, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.    Inventories

               Inventories are summarized as follows:

                                             February 28,        August 31,
                                                  1998               1997
                                                  ----               ----

     Finished goods                          $ 11,871,558       $ 10,511,267
     Work in process                              189,124            154,962
     Raw materials                              7,827,030          5,820,100
     Supplies                                   2,046,183          1,752,557
                                           --------------     --------------

                                             $ 21,933,895       $ 18,238,886
                                             ============       ============

3.    Claims and Contingencies

               A lawsuit seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in December 1996. In addition, several legal and administrative proceedings against the Company involving claims of employment discrimination are pending. In the opinion of Management, the disposition of the proceedings should not have a material adverse effect on the Company's financial position or results of operations.

4.    Restructuring Costs

               On February 2, 1998, the Company initiated a restructuring plan to reduce costs and increase future financial performance through a workforce reduction, consolidation of certain product design centers and the write-down of certain buildings and equipment that will no longer be employed in the Company's operations. The total restructuring costs amounted to approximately $3.5 million. The principal component of the restructuring plan was a charge of approximately $2.1 million to cover the write-down of the carrying values of the property and equipment.

               In addition, the restructuring costs included estimated employee termination costs of $1.0 million, of which approximately $257,000 was paid as of February 28, 1998. In connection with the restructuring plan, approximately 30 employees have been terminated or accepted an early retirement package. These employees are or have been associated with the Company's field sales, design, manufacturing and marketing activities and general corporate overhead. The balance of the charge, approximately $400,000, relates to other restructuring costs associated with the plan.

5.    Other Information

               During the quarter ended February 28, 1998, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with a calculation of basic and diluted earnings per share. Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share computations reflect the assumed exercise of employee stock options. All earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

               In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements which must be adopted by the Company by the end of its 1999 fiscal year, are not expected to have a material effect on the consolidated financial statements.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1998
COMPARED TO SECOND QUARTER FISCAL 1997

          Net sales for the three months ended February 28, 1998 were $55.9 million, an increase of $6.9 million, or 14.2%, over the same period of fiscal 1997. Approximately 55.4% of the increase in net sales was due to the acquisitions of Thermoformers Plus, Allgood Industries and Arrowtip Group Ltd. in April, May and August 1997, respectively. The balance of the increase was due primarily to higher sales in the Company's core custom molding operations.

          Gross profit for the three months ended February 28, 1998 was $11.4 million, a 1.0% decrease from $11.5 million in the same period of fiscal 1997. The gross profit margin decreased to 20.4% from 23.5% in the previous fiscal year. The decrease in gross profit margin was attributable primarily to continued well below objective margins in the Company's United Kingdom and custom thermoforming operations.

          Net sales and gross profit for the three months ended February 28, 1998 were also adversely affected by an unexpectedly severe post-Christmas slowdown in some of the Company's more mature markets in both the United States and the United Kingdom. This seasonal slowdown was most marked in the Company's electronics sector, the largest and fastest growing market for the Company's custom molded products. The tendency of the Company's high technology and consumer electronics customers to skew their output toward the calendar year-end and then slow production in the early part of the new year was more pronounced this year than in prior years.

          Selling and administrative expenses for the three months ended February 28, 1998 were $8.2 million, a 15.6% increase over $7.1 million in the same period of fiscal 1997. Selling and administrative expenses increased slightly to 14.6% of net sales compared to 14.4% of net sales in fiscal 1997. The dollar increase is due primarily to increased employee costs, including those added as a result of the acquisitions in May and August 1997, and higher travel costs.

          Net sales and operating income (loss) for the U.K. operations for the three months ended February 28, 1998 were $6.1 million and $(753,000) respectively, compared with $5.3 million and $95,000, respectively, in the same period of fiscal 1997.

          Interest expense for the three months ended February 28, 1998 amounted to $1.2 million compared to $900,000 in the same period of fiscal 1997. The increase of $291,000 or 32.9%, is due to increases in long-term debt incurred in connection with the acquisitions in May and August 1997 as well as additional borrowings in the current fiscal quarter (see "Liquidity and Capital Resources" below).

          On February 2, 1998, the Company announced that it would take a $3.5 million restructuring charge in the quarter ended February 28, 1998. Approximately $1.0 million of the restructuring charge represents the cost of employee terminations and early retirements; approximately $2.1 million relates to the write-down of obsolete or impaired assets and the balance of $400,000 relates to other restructuring costs associated with the plan. As part of the restructuring, certain product design centers in the United States were consolidated. $411,000 of the restructuring charge relates to the U.K. operations. As a result of these initiatives, the Company expects to achieve annualized pre-tax net savings of approximately $1.5 million.

          After taking the restructuring charge into account, the loss before income taxes for the three month period ended February 28, 1998 amounted to $1.4 million compared to income before income taxes of $3.4 million in the same period of fiscal 1997. The effective tax rate decreased to 36.3% in the current period from 39.5% in the prior year primarily due to lower effective state tax rates.

          The net loss for the three months ended February 28, 1998 was $900,000 compared to net income of $2.1 million earned in the same period of fiscal 1997. The decrease is attributable primarily to the restructuring charge taken in the current quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 1998
COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1997

          Net sales for the six months ended February 28, 1998 were $117.2 million, an increase of $14.8 million, or 14.4%, over the same period of fiscal 1997. Approximately 60.5% of the increase in net sales was due to the acquisitions of EPS (Moulders) Ltd. in October 1996 and Thermoformers Plus, Allgood Industries and Arrowtip Group Ltd. in April, May and August 1997, respectively. The balance of the increase was due primarily to higher sales in the Company's core custom molding operations. The sales increase was achieved despite reductions in some selling prices primarily in the first fiscal quarter.

          Gross profit for the six months ended February 28, 1998 was $26.5 million, a 5.1% increase from $25.2 million in the same period of fiscal 1997. The gross profit margin decreased to 22.6% from 24.6% in the previous year. The decrease in gross profit margin was attributable primarily to well below-objective margins in the Company's United Kingdom and custom thermoforming operations throughout the six month period. The gross profit margin was also negatively impacted by the reductions in selling prices offered as a result of reduced EPS resin costs.

          Net sales and gross profit for the six months ended February 28, 1998 were also adversely affected by the seasonal slowdown referred to in the prior discussion regarding the second fiscal quarter results.

          Selling and administrative expenses for the six months ended February 28, 1998 were $16.0 million, a 15.1% increase over $13.9 million in the same period of fiscal 1997. Selling and administrative expenses increased slightly to 13.7% of net sales compared to 13.6% of net sales in fiscal 1997. The dollar increase is due primarily to increased employee costs, including those added as a result of the acquisitions in October 1996 and May and August 1997.

          Net sales and operating income (loss) for the U.K. operations for the six months ended February 28, 1998 were $13.9 million and $($690,000) million, respectively, compared with $10.6 million and $595,000 respectively, in the same period of fiscal 1997.

          Interest expense for the six months ended February 28, 1998 amounted to $2.3 million compared to $1.7 million in the same period of fiscal 1997. The increase of $611,000 or 35.5%, is due to increases in long-term debt incurred in connection with the acquisitions in October 1996 and May and August 1997 as well as additional borrowing in the current fiscal quarter (see "Liquidity and Capital Resources" below).

          Income before income taxes for the six months ended February 28, 1998 decreased to $4.7 million from $9.5 million in the same period of fiscal 1997, a decrease of $4.8 million, or 50.4%. The decrease is attributable primarily to the restructuring charge referred to in the prior discussion regarding the second fiscal quarter results. The effective tax rate decreased to 38.6% compared to 39.2% in the same period of fiscal 1997 due primarily to lower effective state income tax rates.

          Net income for the six months ended February 28, 1998 was $2.9 million, a decrease of 50.0% from the $5.8 million earned in the same period of fiscal 1997. The decrease is due primarily to the restructuring charge.


LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities for the six months ended February 28, 1998 amounted to $5.9 million compared to $5.2 million for the same period in fiscal 1997. Depreciation and amortization for the same six-month periods amounted to $8.6 and $7.8 million, respectively. Because a substantial portion of the Company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

          During the six months ended February 28, 1998, the Company's accounts receivable and inventories increased as a result of the increased sales level. Cash and cash equivalents as of February 28, 1998 amounted to $696,000 compared to $5,095,000 at August 31, 1997.

          Capital expenditures for property, plant and equipment during the six months ended February 28, 1998 amounted to $12.7 million, including approximately $1.1 million for environmental control equipment. The largest portion of the capital expenditures was for molding presses and related equipment, including equipment at new manufacturing facilities in Brenham, Texas and Tijuana, Mexico. The Company made no business acquisitions during the six-month period; however, it will continue to look for acquisitions which will mesh well with the Company's business.

          Total long-term debt amounted to $60.5 million at February 28, 1998, of which $57.7 million was borrowed under a credit agreement with the Company's principal bank, including $32.2 million out of an available $40.0 million under a revolving credit facility. During the six months ended February 28, 1998, $6.0 million was borrowed under the revolving credit facility, primarily to fund current operating requirements, including requirements of the U.K. operations, and capital expenditures. Total long-term debt amounted to $57.2 million at August 31, 1997.

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


OTHER

          The Company has assessed the impact of the Year 2000 issue and has begun the installation of new computer software that is Year 2000 capable. The project will be completed in the fourth quarter of fiscal 1998. The total cost of the project is not material.

          The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          Since February 1992, the Company has been involved in cost recovery litigation with the United States Environmental Protection Agency ("USEPA") and other parties over cleanup costs at the Smith's Farm Superfund Site in Bullitt County, Kentucky. The litigation is in the United States District Court for the Western District of Kentucky under the caption AKZO Coatings, Inc. et al. v. AC&S, Inc., et al. It was reported in the Company's annual report on Form 10-K for the fiscal year ended August 31, 1997 that in May 1996 the USEPA negotiated a settlement with certain de minimis parties including the Company. A Consent Order signed by the Company and the other de minimis parties, after publication of notice and a comment period, became final during the second fiscal quarter ended February 28, 1998. Accordingly, the litigation has been terminated insofar as the Company is concerned. The Company paid $57,173 in cleanup costs under the Consent Order.


Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Shareholders was held on December 18, 1997. The holders of 8,163,873 shares of the Company's Common Stock (approximately 86.1% of the shares entitled to be voted) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (i) the election of four persons to serve as directors for a three-year term expiring at the annual meeting of shareholders in 2000, (ii) the approval of the adoption of the 1997 Stock Incentive Plan and (iii) the ratification of the appointment of Ernst & Young, LLP as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1998 fiscal year.

       Karen L. Farkas, Robert W. Kampmeinert, David C. O'Leary, and Harold F. Reed, Jr., the nominees of the Company's Board of Directors, were elected to serve as directors until 2000. There were no other nominees. Shares were voted as follows:

                                                            Withhold
               Name                     For                 Vote For
               ----                     ---                 --------

      Karen L. Farkas                8,137,600               26,273
      Robert W. Kampmeinert          8,152,302               11,571
      David L. O'Leary               8,154,377                9,496
      Harold F. Reed, Jr.            8,136,900               26,973

      The adoption of the 1997 Stock Incentive Plan was approved; affirmative votes 7,028,028 shares, negative votes, 122,535 shares; and abstained, 67,708 shares.

      The appointment of Ernst & Young, LLP as the independent public accountants for the 1998 fiscal year was ratified: affirmative votes, 8,136,563 shares; negative votes, 9,070 shares; and abstained, 18,240 shares.

Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits

       The exhibits listed below are filed as a part of this quarterly report.

            Exhibit No.                            Document
            -----------                            --------

              4.1 First Amendment, dated as of February 20, 1998, to the Loan Agreement, dated as of August 14, 1996, between the Company and Mellon Bank, N.A.

              11                 Computation of Diluted Net Income Per Share.

              27                 Financial Data Schedule.

       (b)    Reports on Form 8-K

       The Company filed a current report on Form 8-K on February 2, 1998. Under
Item 5, the Company announced an anticipated shortfall in earnings for the second fiscal quarter ended February 28, 1998 and the approximately $3.5 million restructuring charge which was taken during the second fiscal quarter (See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this quarterly report). The Company filed a press release and announcement to employees with respect to these matters, both dated February 2, 1998, as exhibits to the Form 8-K.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Tuscarora Incorporated
                                                         (Registrant)


Date:   April 13, 1998                             By  /s/ JOHN P. O'LEARY, JR.
                                                      -------------------------
                                                       John P. O'Leary, Jr.,
                                                       President and
                                                       Chief Executive Officer


Date:   April 13, 1998                             By  /s/ BRIAN C. MULLINS
                                                      ---------------------
                                                       Brian C. Mullins,
                                                       Vice President and
                                                       Treasurer (Principal
                                                       Financial Officer and
                                                       Principal Accounting
                                                       Officer)

                             TUSCARORA INCORPORATED
                  FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 1998



                                  EXHIBIT INDEX



               The following exhibits are filed as a part of this quarterly report on Form 10-Q.

     Exhibit
       No.                                     Document
       ---                                     --------

      4.1 First Amendment, dated as of February 20, 1998, to the Loan Agreement, dated as of August 14, 1996, between the Company and Mellon Bank, N.A.

      11          Computation of Diluted Net Income Per Share.

      27          Financial Data Schedule.