Form 10-Q
period 1998-05-31
TUSCARORA INC
filed 1998-07-15
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ________________________



Commission file number 000-17051

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

                                  724-843-8200
              (Registrant's telephone number, including area code)

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

          As of July 1, 1998, 9,499,252 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED


                                      INDEX


                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1. Financial Statements.

          Condensed Consolidated Balance Sheets at
          May 31, 1998 and August 31, 1997                                   3

          Condensed Consolidated Statements of
          Income - Three and nine month periods
          ended May 31, 1998 and May 31, 1997                                4

          Condensed Consolidated Statements of
          Cash Flows - Nine months ended May 31,
          1998 and May 31, 1997                                              5

          Notes to Condensed Consolidated Financial
          Statements                                                     6 - 7

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.                                        8 - 10

Part II.  Other Information

          Item 1. Legal Proceedings                                         11

          Item 5. Other Information                                         12

          Item 6. Exhibits and Reports on Form 8-K                          12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TUSCARORA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MAY 31,          AUGUST 31,
                                                                                      1998               1997
                                                                                --------------       -------------
                                                                                   (UNAUDITED)
                                                         ASSETS
                                                         ------
CURRENT ASSETS
     Cash and cash equivalents                                                  $     659,634        $   5,095,149
     Trade accounts receivable, net of provision for losses                        32,990,537           31,667,668
     Inventories                                                                   20,481,531           18,238,886
     Prepaid expenses and other current assets                                      2,843,111            1,592,284
                                                                                -------------        -------------
                                                                                   56,974,813           56,593,987

PROPERTY, PLANT AND EQUIPMENT, net                                                 98,853,066           93,114,834

OTHER ASSETS
     Goodwill                                                                       8,308,092            8,540,479
     Other non-current assets                                                       3,771,032            4,138,260
                                                                                -------------        -------------

               Total Assets                                                     $ 167,907,003        $ 162,387,560
                                                                                =============        =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------

CURRENT LIABILITIES
     Current maturities of long-term debt                                       $   5,133,332        $   5,133,332
     Accounts payable                                                              14,315,630           16,714,670
     Accrued income taxes                                                             627,092              390,008
     Accrued payroll and related taxes                                              1,065,213              910,090
     Other current liabilities                                                      3,446,807            3,661,408
                                                                                -------------        -------------
                                                                                   24,588,074           26,809,508

LONG-TERM DEBT - less current maturities                                           61,390,064           57,166,326

DEFERRED INCOME TAXES                                                               1,263,573            2,417,725

OTHER LONG-TERM LIABILITIES                                                         3,214,884            3,176,653
                                                                                -------------        -------------
               Total Liabilities                                                   90,456,595           89,570,212

SHAREHOLDERS' EQUITY
     Preferred Stock - par value $.01 per share;
          authorized shares, 1,000,000; none issued                                        --                   --
     Common Stock - without par value; authorized shares,
          20,000,000; issued shares, 9,495,710 at May 31,
          1998 and 9,479,241 at August 31, 1997                                     9,495,710            9,479,241
     Capital surplus                                                                1,233,814            1,071,878
     Retained earnings                                                             66,702,487           62,291,940
     Foreign currency translation adjustment                                           95,344               49,999
                                                                                -------------        -------------
                                                                                   77,527,355           72,893,058
     Less cost of reacquired shares of Common Stock;
           4,620 shares at May 31, 1998 and
          August 31, 1997                                                             (76,947)             (75,710)
                                                                                -------------        -------------
               Total Shareholders' Equity                                          77,450,408           72,817,348
                                                                                -------------        -------------

               Total Liabilities and Shareholders' Equity                       $ 167,907,003        $ 162,387,560
                                                                                =============        =============


Note: The consolidated balance sheet at August 31, 1997 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         MAY 31,                             MAY 31,
                                                  1998              1997               1998              1997
                                              ------------      -----------        -----------       ----------
Net Sales                                     $59,607,631       $52,592,726       $176,819,100       $155,009,971

Cost of Sales                                  46,429,276        41,194,724        137,138,285        118,384,373
                                              -----------       -----------       ------------       ------------

             Gross profit                      13,178,355        11,398,002         39,680,815         36,625,598

Selling and Administrative Expenses             7,551,497         7,276,063         23,582,215         21,199,529
Restructuring Costs                                    --                --          3,495,336                 --
Interest Expense                                1,288,094           943,397          3,622,034          2,666,076
Other Expense                                     117,743            57,592             62,237            163,320
                                              -----------       -----------       ------------       ------------
             Total expenses                     8,957,334         8,277,052         30,761,822         24,028,925
                                              -----------       -----------       ------------       ------------

             Income before income taxes         4,221,021         3,120,950          8,918,993         12,596,673

Provision for Income Taxes                      1,650,773         1,235,572          3,465,559          4,945,935
                                              -----------       -----------       ------------       ------------

             Net income                       $ 2,570,248       $ 1,885,378       $  5,453,434       $  7,650,738
                                              ===========       ===========       ============       ============


Basic net income per share                    $      0.27       $      0.20       $       0.58       $       0.81
                                              ===========       ===========       ============       ============

Diluted net income per share                  $      0.27       $      0.20       $       0.56       $       0.80
                                              ===========       ===========       ============       ============


Weighted average number of shares
     of Common Stock outstanding

          Basic                                 9,488,238         9,464,026          9,482,156          9,445,777
                                              ===========       ===========       ============       ============

          Diluted                               9,638,096         9,620,241          9,662,072          9,613,481
                                              ===========       ===========       ============       ============


See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED MAY 31,
                                                                        1998                 1997
                                                                   ------------        ------------
Operating Activities
     Net Income                                                    $  5,453,434        $  7,650,738

     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation                                               12,067,400          11,214,791
          Amortization                                                  858,930             572,113
          Write down of assets due to restructuring                   2,085,774                  --
          Provision for losses on receivables                           356,387             477,302
          Decrease in deferred income taxes                          (1,160,104)            (35,126)
          Loss on sale of property, plant and equipment, net            269,928              63,448
          Stock compensation expense                                     10,357              10,126

     Changes in operating assets and liabilities, net
       of effects of business acquisitions:
          Decrease (increase):
              Trade accounts receivable                              (1,623,654)            302,388
              Inventories                                            (2,237,954)         (1,993,181)
              Prepaid expenses and other current assets              (1,440,766)           (264,221)
              Other non-current assets                                 (164,082)                 --
          Increase (decrease):
              Accounts payable                                       (2,426,705)         (3,564,557)
              Accrued income taxes                                      234,330            (742,686)
              Accrued payroll and related taxes                         154,095            (136,469)
              Other current liabilities                                 (94,217)         (1,539,586)
              Other long-term liabilities                               (22,873)                 --
                                                                   ------------        ------------
                 Net cash provided by operating activities           12,320,280          12,114,779
                                                                   ------------        ------------

Investing Activities
     Purchase of property, plant and equipment                      (20,849,776)        (15,332,867)
     Business acquisitions, net of cash acquired                       (135,145)        (10,121,789)
     Proceeds from sale of property, plant and equipment              1,060,164             856,502
                                                                   ------------        ------------
                 Net cash used for investing activities             (19,924,757)        (24,598,154)
                                                                   ------------        ------------

Financing Activities
     Proceeds from long-term debt                                     8,000,000          15,700,000
     Payments on long-term debt                                      (3,989,189)         (4,559,646)
     Dividends paid                                                  (1,042,887)           (881,558)
     Proceeds from sale of Common Stock                                 166,811             327,827
                                                                   ------------        ------------
                 Net cash provided by financing activities            3,134,735          10,586,623
                                                                   ------------        ------------

Effect of Foreign Currency Exchange Rate Changes
     on Cash and Cash Equivalents                                        34,227             (71,629)
                                                                   ------------        ------------

                 Net decrease in cash and cash equivalents           (4,435,515)         (1,968,381)

Cash and Cash Equivalents at Beginning of Period                      5,095,149           3,379,776
                                                                   ------------        ------------

Cash and Cash Equivalents at End of Period                         $    659,634        $  1,411,385
                                                                   ============        ============



See notes to condensed consolidated financial statements

                             TUSCARORA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   Condensed Consolidated Financial Statements

               The condensed consolidated balance sheet at May 31, 1998 and the consolidated statements of income and consolidated statements of cash flows for the periods ended May 31, 1998 and May 31, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1998 and for the periods presented have been made.

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

               The results of operations for the period ended May 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.   Inventories

               Inventories are summarized as follows:

                                          May 31,          August 31,
                                           1998               1997
                                       ------------       ------------

     Finished goods                    $ 10,246,597       $ 10,511,267
     Work in process                        149,573            154,962
     Raw materials                        8,032,144          5,820,100
     Supplies                             2,053,217          1,752,557
                                       ------------       ------------

                                       $ 20,481,531       $ 18,238,886
                                       ============       ============

3.   Claims and Contingencies

               A lawsuit seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in December 1996. See Item 1 under Part II of this quarterly report for information regarding this lawsuit. In addition, several legal and administrative proceedings against the Company involving claims of employment discrimination are pending. In the opinion of Management, the disposition of the proceedings should not have a material adverse effect on the Company's financial position or results of operations.

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

               In addition, the restructuring costs included estimated employee termination costs of $1.0 million, of which approximately $614,000 was paid as of May 31, 1998. In connection with the restructuring plan, approximately 30 employees were terminated or accepted an early retirement package. These employees were associated with the Company's field sales, design, manufacturing and marketing activities and general corporate overhead. The balance of the charge, approximately $400,000, relates to other restructuring costs associated with the plan.

5.   Other Information

               During the quarter ended February 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted net income per share previously used with a calculation of basic and diluted net income per share. Basic net income per share computations are based on the weighted average number of shares of common stock outstanding. Diluted net income per share computations reflect the assumed exercise of outstanding stock options based on the treasury stock method as prescribed by SFAS No. 128. Net income per share amounts for all prior periods have been restated to conform to SFAS No. 128 requirements.

               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements, which must be adopted by the Company by the end of its 1999 fiscal year, are not expected to have a material effect on the consolidated financial statements.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1998
COMPARED TO THIRD QUARTER FISCAL 1997

          Net sales for the three months ended May 31, 1998 were $59.6 million, an increase of $7.0 million, or 13.3%, over the same period of fiscal 1997. Approximately 52.2% of the increase in net sales was due to the acquisitions of Thermoformers Plus, Allgood Industries and Arrowtip Group Ltd. in April, May and August 1997, respectively. The balance of the increase was due primarily to higher sales in the Company's core custom molding operations.

          Gross profit for the three months ended May 31, 1998 was $13.2 million, a 15.6% increase from $11.4 million in the same period of fiscal 1997. The gross profit margin increased to 22.1% from 21.7% in the previous fiscal year. The increase in gross profit margin was attributable to higher margins at the US custom molding facilities as well as in the integrated materials and custom thermoforming operations. The increase in gross profit margin would have been greater but for decreases in the margins at the Company's United Kingdom operations.

          Selling and administrative expenses for the three months ended May 31, 1998 were $7.6 million, a 3.8% increase over $7.3 million in the same period of fiscal 1997. Selling and administrative expenses as a percent of net sales decreased significantly to 12.7% in the current period compared to 13.8% of net sales in fiscal 1997. The dollar increase is due primarily to increased employee costs, including those added as a result of the acquisitions in May and August 1997, and increased professional fees. The year over year increase in selling and administrative costs was significantly lower in the current quarter than the increases in the previous quarters of the current fiscal year due to the restructuring initiative implemented in February 1998.

          Net sales and operating income (loss) for the U.K. operations for the three months ended May 31, 1998 were $6.2 million and ($485,000), respectively, compared to $5.6 million and $(10,000), respectively, in the same period of fiscal 1997.

          Interest expense for the three months ended May 31, 1998 amounted to $1.3 million compared to $943,000 in the same period of fiscal 1997. The increase of $345,000 or 36.5%, is due to increases in long-term debt incurred in connection with the acquisitions in May and August 1997 as well as increases in borrowing during fiscal 1998.

          Income before income taxes for the three-month period ended May 31, 1998 amounted to $4.2 million compared to $3.1 million in the same period of fiscal 1997. The effective tax rate decreased to 39.1% in the current period from 39.6% in the prior year primarily due to lower effective state tax rates.

          Net income for the three months ended May 31, 1998 was $2.6 million compared to $1.9 million earned in the same period of fiscal 1997. The increase was due primarily to the increase in net sales and gross profit margin and lower increases in selling and administrative expenses in the current quarter.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 1998
COMPARED TO NINE MONTHS ENDED MAY 31, 1997

          Net sales for the nine months ended May 31, 1998 were $176.8 million, an increase of $21.8 million, or 14.1%, over the same period of fiscal 1997. Approximately 57.8% of the increase in net sales was due to the acquisitions of EPS (Moulders) Ltd. in October 1996 and Thermoformers Plus, Allgood Industries and Arrowtip Group Ltd. in April, May and August 1997, respectively. The balance of the increase was due primarily to higher sales in the Company's core custom molding operations. The sales increase was achieved despite reductions in some selling prices, primarily in the first fiscal quarter.

          Gross profit for the nine months ended May 31, 1998 was $39.7 million, an 8.3% increase from $36.6 million in the same period of fiscal 1997. The gross profit margin decreased to 22.4% from 23.6% in the previous year. The decrease in gross profit margin was attributable primarily to lower margins at the Company's United Kingdom operations. The gross profit margin was also negatively impacted by the reduction in selling prices although these were partially offset by lower EPS resin costs.

          Selling and administrative expenses for the nine months ended May 31, 1998 were $23.6 million, an 11.2% increase over $21.2 million in the same period of fiscal 1997. Selling and administrative expenses decreased slightly to 13.3% of net sales compared to 13.7% of net sales in fiscal 1997. The dollar increase is due primarily to increased employee costs, including those added as a result of the acquisitions in October 1996 and May and August 1997.

          Net sales and operating income (loss) for the U.K. operations for the nine months ended May 31, 1998 were $20.1 million and ($1.1 million), respectively, compared to $16.2 million and ($585,000), respectively, in the same period of fiscal 1997.

          Interest expense for the nine months ended May 31, 1998 amounted to $3.6 million compared to $2.7 million in the same period of fiscal 1997. The increase of $1.0 million or 35.9%, is due to increases in long-term debt incurred in connection with the acquisitions in October 1996 and May and August 1997, as well as additional borrowings in the current fiscal year.

          On February 2, 1998, the Company took a $3.5 million restructuring charge in the quarter ended February 28, 1998. Approximately $1.0 million of the restructuring charge related to the cost of employee terminations and early retirements; approximately $2.1 million related to the write-down of obsolete or impaired assets and the balance of $400,000 related to other restructuring costs associated with the plan. In addition to the employee terminations and early retirements, the Company consolidated certain product design centers in the United States. Approximately $411,000 of the restructuring charge related to the U.K. operations.

          Income before income taxes for the nine months ended May 31, 1998 decreased to $8.9 million from $12.6 million in the same period of fiscal 1997, a decrease of $3.7 million, or 29.2%. The decrease is attributable primarily to the restructuring charge. The effective tax rate decreased to 38.9% compared to 39.3% in the same period of fiscal 1997 due primarily to lower effective state income tax rates.

          Net income for the nine months ended May 31, 1998 was $5.4 million, a decrease of 28.7% from the $7.7 million earned in the same period of fiscal 1997. The decrease is due primarily to the restructuring charges.


LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities for the nine months ended May 31, 1998 amounted to $12.3 million compared to $12.1 million for the same period in fiscal 1997. Depreciation and amortization for the same nine-month periods amounted to $12.9 million and $11.8 million, respectively. Because a substantial portion of the Company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

          During the nine months ended May 31, 1998, the Company's accounts receivable and inventories increased as a result of the increased sales level. Cash and cash equivalents as of May 31, 1998 amounted to $660,000 as compared with $5.1 million at August 31, 1997.

          Capital expenditures for property, plant and equipment during the nine months ended May 31, 1998 amounted to $20.8 million, including approximately $1.3 million for environmental control equipment. The largest portion of the capital expenditures was for molding presses and related equipment. Approximately $6.5 million was spent in connection with new manufacturing facilities in Brenham, Texas and Tijuana, Mexico and approximately $4.8 million in connection with the UK operations. Expenses in connection with business acquisitions during the nine-month period were minimal. The Company will, however, continue to look for acquisitions which will mesh well with the Company's business.

          Total long-term debt amounted to $61.4 million at May 31, 1998, of which $58.5 million was borrowed under a credit agreement with the Company's principal bank, including $34.2 million out of an available $40.0 million under a revolving credit agreement. During the nine months ended May 31, 1998, $8.0 million was borrowed under the revolving credit agreement with its principal bank, primarily to fund capital expenditures. Total long-term debt amounted to $57.2 million at August 31, 1997.

          On December 18, 1997, the Company declared a regular semiannual cash dividend of $0.11 per share payable on January 6, 1998 to shareholders of record on December 27, 1997. On June 15, 1998, the Company declared a regular semiannual cash dividend of $0.11 per share payable on July 6, 1998 to shareholders of record on June 26, 1998. Cash dividends of $0.09 and $0.10 per share were paid in January and July 1997, respectively.

          Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and cash dividends.


OTHER

          The Company has completed an internal assessment as to whether its existing computer systems will properly utilize dates beyond December 31, 1999. Accordingly, where necessary it has completed the installation of new computer software that is Year 2000 capable. The total cost of acquiring and installing the new software was not material.

          The Company has also begun communications with its significant suppliers, customers and equipment manufacturers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The review of the capabilities of the Company's significant suppliers and customers to meet the Year 2000 requirements has not been completed, however, the Company believes, based on the information it has obtained, that any significant problems that might arise should be able to be resolved without a material adverse effect on the Company's financial position or results of operations.

          The impact of inflation on the Company's financial position and results of operations has not been significant during the periods discussed.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          1. John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased v. Tuscarora Incorporated, et al., Case No. 96CV-0511 in the Court of Common Please of Marion County, Ohio. This civil lawsuit was filed in December 1996, first reported in the quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1997 and described in the annual report on Form 10-K for the fiscal year ended August 31, 1997. The information contained in such Form 10-Q and Form 10-K is incorporated herein by reference. The lawsuit is a Wrongful Death action filed following the death of Mr. Mount, an employee of the Company (the "Decedent"), who was killed in May 1996 while working on a molding machine at the Company's custom molding facility in Marion, Ohio. The Company and Toyo Machine and Metal Co., Inc., the manufacturer of the molding machine ("Toyo"), were named as defendants. Count I of the Complaint states an intentional employer tort claim against the Company alleging that the Decedent was wrongfully killed as a result of certain alleged intentional conduct of the Company. Count II of the Complaint stated a products liability claim against Toyo.

           Having learned during discovery that the Company did not own the molding machine but used it under an agreement with Kaneka America Corporation ("Kaneka America"), the plaintiff, upon Motion made to the Court on or about April 30, 1998, was permitted by the Court to file an Amended Complaint which names Kaneka America and Kaneka Texas Corporation ("Kaneka Texas") as defendants as well as the Company and Toyo. Kaneka America, the owner of the molding machine at the time it was acquired by the Company, unbeknownst to the Company leased it to Kaneka Texas in April 1992 and then sold it to Kaneka Texas in March 1995. The Amended Complaint amends Court II to assert joint and several liability against Toyo, Kaneka America and Kaneka Texas and adds a Count III which states a breach of contract claim against Kaneka America and/or Kaneka Texas alleging that the Decedent was wrongfully killed as a result of the failure of Kaneka America and/or Kaneka Texas to assist the Company in maintaining the safety of the molding machine as required by the agreement between the Company and Kaneka America. As in the case of Counts I and II, under Count III the plaintiff seeks both compensatory and punitive damages of not less than $5,000,000.

           The Company is vigorously defending this litigation and has filed Answers to the Complaints denying the allegations against the Company and asserting various defenses including that the plaintiff's claim against the Company is barred by recovery from the Ohio Bureau of Workers' Compensation.

           2. Smith's Farm Superfund Site. It was reported in the quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1998 that the Company's involvement in the cost recovery litigation with respect to this site had been terminated.

Item 5.   Other Information

          In Release No. 34-40018, dated May 21, 1998, the Commission amended Rule 14a-4, effective June 29, 1998, to establish the date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely. In the case of the Company, a proposal submitted by a shareholder for action at the regular annual meeting of shareholders to be held in 1998, but not for inclusion in the Company's Proxy Statement for the annual meeting in accordance with Rule 14a-8, must be received by the Secretary, Tuscarora Incorporated, 800 Fifth Avenue, New Brighton, Pennsylvania 15066 on or prior to October 4, 1998.


Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits

       The exhibits listed below are filed as a part of this quarterly report.

Exhibit No.                             Document
-----------       ------------------------------------------------------

11                Computation of Diluted Net Income Per Share.

27.1              Financial Data Schedule for the nine months ended
                    May 31, 1998.

27.2              Restated Financial Data Schedule for the three months
                    ended November 30, 1997.

27.3              Restated Financial Data Schedule for the nine months
                    ended May 31, 1997.

27.4              Restated Financial Data Schedule for the six months
                    ended February 28, 1997.

27.5              Restated Financial Data Schedule for the three months
                    ended November 30, 1996.

       (b)    Reports on Form 8-K

       No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended May 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Tuscarora Incorporated
                                            (Registrant)


Date:   July 15, 1998                  By  /s/ JOHN P. O'LEARY, JR.
                                           -------------------------------------
                                           John P. O'Leary, Jr.,
                                           President and
                                           Chief Executive Officer


Date:   July 15, 1998                  By  /s/ BRIAN C. MULLINS
                                           -------------------------------------
                                           Brian C. Mullins,
                                           Vice President and
                                           Treasurer (Principal
                                           Financial Officer and
                                           Principal Accounting
                                           Officer)

                             TUSCARORA INCORPORATED
                    FORM 10-Q FOR QUARTER ENDED MAY 31, 1998



                                  EXHIBIT INDEX



               The following exhibits are filed as a part of this quarterly report on Form 10-Q.

         Exhibit No.                                  Document
         -----------                                  --------

            11                     Computation of Diluted Net Income Per Share.

            27.1                   Financial Data Schedule for the nine months ended
                                        May 31, 1998.

            27.2                   Restated Financial Data Schedule for the three months
                                        ended November 30, 1997.

            27.3                   Restated Financial Data Schedule for the nine months
                                        ended May 31, 1997.

            27.4                   Restated Financial Data Schedule for the six months
                                        ended February 28, 1997.

            27.5                   Restated Financial Data Schedule for the three months
                                        ended November 30, 1996.