Form 10-K
period 1998-08-31
TUSCARORA INC
filed 1998-11-25
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to _____________ .

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


        Registrant's telephone number, including area code: 724-843-8200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                        Preferred Share Purchase Rights

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for at least the past 90 days. Yes  X   No   .

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The registrant estimates that as of October 23, 1998, the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $90,629,000.

          As of October 23, 1998, 9,528,136 shares of Common Stock of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the registrant's Annual Report to Shareholders for its fiscal year ended August 31, 1998 are incorporated by reference into Parts I and II of this annual report.

          Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on December 17, 1998 are incorporated by reference into Part III of this annual report.

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

                  The Company is the largest manufacturer of custom molded products made from expanded foam plastic materials in the United States. Interior protective packaging and material handling products and components are manufactured at the Company's custom molding facilities. Interior protective packaging products are also manufactured using materials, including corrugated paperboard, molded and/or diecut foam plastic shapes, thermoformed plastic shapes and wood, either alone or in various combinations, at the Company's integrated materials facilities. The range of material options offered enables the Company to be competitive vis-a-vis companies that offer only a single material capability. Interior protective packaging and material handling products and components are also manufactured at the Company's custom thermoforming facilities.

                  For the 1998, 1997 and 1996 fiscal years, the interior protective packaging and material handling products contributed approximately 86% of the Company's net sales. The remainder is accounted for by the component products.

                  The Company's principal markets are the high technology, consumer electronics, automotive and major appliance industries, but the Company competes in other market segments as well. For the 1998 fiscal year, the four major markets accounted for approximately 21%, 18%, 15% and 13%, respectively, of the Company's net sales. For the 1998, 1997 and 1996 fiscal years, the four major markets accounted in total for approximately 67%, 67% and 65%, respectively, of the Company's' net sales.

                  The Company serves more than 3,500 customers, substantially all of which are located in the United States, Mexico, Canada and the United Kingdom. For the 1998 fiscal year, no customer accounted for more than 5%, and the Company's ten largest customers accounted for approximately 26%, of the Company's net sales.

                  For information with respect to the Company's manufacturing facilities, see "Manufacturing" below and Item 2 of this annual report.

INTERIOR PROTECTIVE PACKAGING AND MATERIAL
HANDLING PRODUCTS

                  The interior protective packaging products made from foam plastic materials and integrated materials are used to protect a wide range of finished consumer and industrial goods during shipment. The products are designed to reduce or eliminate damage that may occur during shipment and handling as a result of shock, vibration or wide temperature fluctuations. Goods packaged in the Company's protective packaging include such items as:

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

                  At the Company's integrated material facilities, foam plastics are combined with other materials such as corrugated paperboard to produce protective packaging products with superior properties and/or lower costs compared to products made from a single material.

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

                  For the 1998, 1997 and 1996 fiscal year, sales of products manufactured by the Company's integrated materials facilities accounted for approximately 19%, 18% and 20%, respectively, of the Company's net sales.

                  During the 1998 fiscal year, sales of products manufactured by the Company's thermoforming facilities, including components (see below), accounted for approximately 6% of the Company's net sales, as compared with 4% of net sales during the 1997 fiscal year.

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

CUSTOM DESIGN

                  Virtually all the Company's products are custom designed. The Company has seven design and testing centers ("tech centers") which support the Company's manufacturing operations. The tech centers are staffed by design and engineering personnel who study and evaluate the requirements of the Company's customers. Four of the tech centers are certified International Safe Transit Association (ISTA) testing laboratories. The Company's customers make extensive use of the tech centers.

                  With respect to the custom molding operations, prototype foam shapes are developed at the tech centers. After a shape is approved by the customer, one or more aluminum production molds are made and then shipped to a custom molding facility, generally the one nearest the customer, for production. The Company makes most of the production molds for its manufacturing operations in the United States and Mexico at a single mold making facility in the United States. In the United Kingdom, the making of the production molds is outsourced to a third party.

                  The tech centers and mold making facility are equipped with and extensively use computer-aided design (CAD) and computer-aided manufacturing
(CAM) systems.

MANUFACTURING

                  The Company has 33 manufacturing facilities, including the mold making facility. All but six of the facilities are located in the United States. Four are located in the United Kingdom and two in Mexico. Prior to 1990, all the manufacturing facilities were located east of the Mississippi River. Since that time, the Company has established or acquired facilities in California, Colorado, Iowa, New Mexico and Texas.

                  The Company's manufacturing facilities are generally strategically situated near manufacturing facilities of major customers. The location of the manufacturing facilities, as well as the tech centers and sales offices, is set forth in Item 2 of this annual report.

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

                  Thermoforming is the process by which rigid sheets of hard thermoplastic, such as ABS or high density polyethylene, are heated and then vacuum and/or pressure formed over molds to create specific shapes. As a result of two acquisitions during the 1997 fiscal year (see "Business Acquisitions" below), the Company has the ability to produce products from thin gauge material in a roll-fed in-line manufacturing process as well as from heavy gauge material through a sheet-fed process.

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

SALES

                  Sales are made primarily by the Company's own sales force which, including supporting technical personnel at the Company's tech centers, consists of 91 salaried employees. Sales offices are located at all but one of the tech centers. In addition, sales in certain geographic areas and certain accounts are handled by sales representatives paid on a commission basis who are assisted and supported by Company personnel.

FOREIGN OPERATIONS

                  The Company commenced doing business in the United Kingdom as a result of a business acquisition during the 1995 fiscal year. The business there has since been expanded through other business acquisitions and site development (see "Business Acquisitions" and "New Site Development" below).

                  The Company has had a manufacturing facility in Juarez, Chih., Mexico since May 1994. This facility has enabled the Company to provide interior protective packaging for domestic customers that have established "Maquiladora" operations along the U.S.-Mexican border. Maquiladora programs permit domestic companies to ship component parts in bond into Mexico, assemble them and then ship the assembled product in bond back into the United States for sale to their domestic customers. During the 1998 fiscal year, the Company established a second similar facility in Tijuana, B.C., Mexico. Over time, it is expected that the Mexican facilities will also serve customers manufacturing and selling their products in Mexico.

                  The performance of the United Kingdom operations during the 1998 and 1997 fiscal years has been disappointing. The decline in the Company's gross profit margin in each of the fiscal years was largely due to below-objective gross profit margins at the Company's UK facilities. In addition, during the 1998 fiscal year, there was a substantial decline in the operating income of the Mexican operations due primarily to the costs associated with the establishment of the new custom molding facility in Tijuana. For further information with respect to the foreign operations, see Note 14 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report to Shareholders for the 1998 fiscal year and incorporated in this annual report of reference.

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

                  Most of the Company's custom molded products are made from EPS. The other resins are particularly suitable for certain applications and are significantly more expensive. Accordingly, the products made from the other resins sell at higher prices than the products made from EPS. During the 1998, 1997 and 1996 fiscal years, approximately 26%, 20% and 22%, respectively, of the Company's net sales of custom molded products have been attributable to products made from the premium resins. The increase in net sales attributable to products made from premium resins reflects the use of these resins in the manufacture of custom molded products made to protect computers and other high technology equipment and as components in automobiles, watercraft and recreational vehicles.

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

                  The price of EPS has declined during the last three fiscal years and has resulted in some reductions in the selling price of products made from EPS.

                  The materials used in the manufacture of the integrated materials products (including corrugated paperboard and foam billets and planks) and the thermoformed products are also readily available.

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

                  The components manufactured by the Company for thermal insulation represent a small portion of the overall market for insulation products. Because of the specialized nature of this market, the Company competes primarily with other manufacturers of similar foam plastic products, rather than with manufacturers of alternative insulation products. With the exception of E-PAC which is licensed technology, the other components manufactured by the Company can be provided by other vendors using similar or alternative materials.

                  Competition between the Company and manufacturers of similar products is based primarily on product engineering, price and customer service.

CAPITAL EXPENDITURES

                  Capital expenditures for property, plant and equipment during the 1998, 1997 and 1996 fiscal years (not including expenditures in connection with business acquisitions) amounted to $24,153,000, $21,318,000 and $23,129,000, respectively.

                  Capital expenditures included above for land, buildings and improvements during the 1998, 1997 and 1996 fiscal years amounted to $5,702,000, $5,892,000 and $5,029,000, respectively. The 1998 fiscal year expenditures included $1,953,000 to purchase the Company's custom thermoforming facility in Sandusky, Ohio which was formerly leased.

                  Capital expenditures included above for machinery and equipment during the 1998, 1997 and 1996 fiscal years amounted to $18,451,000, $15,426,000 and $18,100,000, respectively. During the 1998 fiscal year, $7,976,000 of these expenditures was for automatic molding machines used in the custom molding operations, $1,422,000 for manufacturing equipment used in the integrated materials and custom thermoforming operations and $7,148,000 for auxiliary process equipment primarily for the custom molding operations. In addition, $1,316,000 was expended during the 1998 fiscal year for environmental control equipment (see "Environmental Considerations" below).

                  Capital expenditures during the 1998 fiscal year were higher than expected, primarily as a result of higher than expected machinery and equipment costs associated with the Company's new custom molding facilities in Brenham, Texas and Tijuana, B.C., Mexico where production commenced during the 1998 fiscal year. Capital expenditures during the 1999 fiscal year are expected to be less than during the 1998 fiscal year.

BUSINESS ACQUISITIONS

                  Expenditures in connection with business acquisitions during the 1998 fiscal year were not significant. In June 1998,the Company acquired a small EPS custom molding business in Meriden, Connecticut and moved the business acquired to the Company's existing custom molding facility in Putnam, Connecticut. The aggregate purchase price recorded for this acquisition was $713,000, including contingent consideration of $187,500.

                  During the 1997 fiscal year, the Company acquired two custom molding facilities, two integrated materials facilities and two custom thermoforming facilities through business acquisitions. In September 1996, the Company acquired the custom thermoforming business of FormPac Corporation in Sandusky, Ohio; in October 1996, the Company acquired all the outstanding capital stock of EPS (Moulders) Ltd., a custom molding business in Livingston, Scotland; in April 1997, the Company acquired the custom thermoforming business of Thermoformers Plus in Chula Vista, California (near San Diego); in May 1997, the Company acquired the integrated materials business of Allgood Industries, Inc. in Hayward, California (near San Francisco); and in July 1997, the Company acquired all the outstanding capital stock of Arrowtip Mouldings Limited, a custom molding and fabricating business with separate custom molding and integrated materials facilities in London, England. The aggregate purchase price recorded for these acquisitions during the 1997 fiscal year, totaled $16,694,000, including notes and other obligations payable valued at $2,116,000 and contingent consideration valued at $754,000.

                  During the 1996 fiscal year, the Company acquired one integrated materials business. In December 1995, the Company acquired all the outstanding capital stock of Alpine Packaging, Inc., a custom designer and manufacturer of specialty corrugated and technical/military specification packaging and wood pallets in Colorado Springs, Colorado. For this acquisition, the Company issued 101,046 shares of its Common Stock and paid cash having an aggregate value of $1,691,000.

                  Approximately 59% of the increase in the Company's net sales during the 1998 fiscal year was attributable to acquisitions. The balance of the increase in net sales was attributable to higher sales in the Company's core custom molding operations and the thermoforming operations.

                  For further information with respect to the business acquisitions during the last three fiscal years, see Note 10 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1998 fiscal year and incorporated in this annual report by reference.

                  The Company will continue to look for acquisitions which mesh well with the Company's business.

NEW SITE DEVELOPMENT

                  The Company has established a number of custom molding facilities through new site development during the last three fiscal years.

                  As indicated above, the Company completed the construction of, and began production at, new custom molding facilities in Brenham, Texas and Tijuana, B.C., Mexico during the 1998 fiscal year. Strategically located between Houston and Austin, Texas, the Brenham facility serves Compaq Computer Corporation and other high tech companies in southeast Texas. The Tijuana facility will serve domestic companies that have established "Maquiladora" operations along the U.S.- Mexican border (see "Foreign Operations" above).

                  During the 1997 fiscal year, production commenced at a new custom molding facility which the Company constructed in Storm Lake, Iowa. In May 1998, this facility was sold by the Company to, and then leased back by the Company from, an industrial development authority. The lease has been reflected as a capitalized lease for financial reporting purposes. During the 1996 fiscal year, the Company leased and totally renovated a building in Spennymoor, England where production commenced prior to end of the fiscal year.

                  The Company will continue to develop new production sites as they are needed to meet the needs of its customers.

SEASONALITY

                  The Company's net sales and net income are subject to some seasonal variation both in the United States and the United Kingdom. In both areas, the Company's business generally declines in December due to a reduction in manufacturing activity by the Company's customers. Net income in the second fiscal quarter is also generally adversely affected by higher operating costs during the winter months. See Note 15 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1998 fiscal year and incorporated in this annual report by reference.

EMPLOYEES

                  As of August 31, 1998, the Company had 1,826 employees, of which 476 were employed in the United Kingdom and Mexico. Of the total, 419 were salaried employees and 1,407 were paid on an hourly basis. Of the hourly employees, 314 at eight manufacturing facilities, including one in the United Kingdom, are covered by collective bargaining agreements with seven different unions. The agreements expire at various dates from November 30, 1998 through October 2003. Negotiations regarding a new agreement are in progress with respect to the agreement which is about to expire. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.


ENVIRONMENTAL CONSIDERATIONS

                  The Company has obtained air quality and other applicable environmental permits for all the custom molding facilities in the United States and Mexico. Air quality permits are not required in the United Kingdom. Certain of the permits restrict the amount of pentane (a blowing agent contained in the Company's foam plastic resins) which may be released during the manufacturing process and have resulted in capital expenditures for batch pre-expanders which allow the Company to use low pentane content EPS. Pentane abatement systems have also been acquired for certain facilities. Air quality permits have not been required in connection with the manufacture of the Company's integrated materials and thermoformed products.

                  The Company has acquired recycling equipment for all its custom molding and integrated materials facilities. The equipment includes (i) regrinders which enable the Company to reuse in-house scrap and molded foam received from original equipment manufacturers, customers and consumers, (ii) EPS densifiers which enable the Company to compact scrap and molded foam collected for reprocessing in the polystyrene recycling market and (iii) balers which enable the Company to compact in-house corrugated paperboard scrap for reprocessing. In-house scrap resulting from the manufacture of thermoformed products is returned to the raw material suppliers of these materials for recycling.

                  If necessary, the Company's products may also be safely landfilled or incinerated.

                  During the 1998, 1997 and 1996 fiscal years, the Company's capital expenditures for environmental matters, including environmental control equipment, amounted to $1,341,000, $1,745,000 and $848,000, respectively. Capital expenditures for environmental matters during the 1999 fiscal year are expected to amount to approximately $1,500,000.

                  During the 1995 fiscal year, the Company commenced a program under which environmental compliance audits are being conducted at all the Company's manufacturing facilities in the United States. At the end of the 1998 fiscal year, 20 audits had been completed. The audits have been conducted by an independent environmental consulting firm and have not resulted in plans for any significant additional capital expenditures for environmental matters.

                  There has been public concern that using chloro-fluoro-carbons ("CFCs ") in the manufacture of plastic products may deplete the Earth's upper atmospheric ozone layer. The Company does not use, nor has it ever used, CFCs in the manufacture of any of its products.

REORGANIZATION

                  In May 1997, the Company announced a plan to reorganize into seven groups which would be managed as separate profit centers. During the 1998 fiscal year, the plan was revised to consist of five operating divisions organized on a geographical basis with each division responsible for a group of five to nine manufacturing facilities. Vice Presidents were appointed to be in charge of the operating divisions who report directly to David C. O'Leary, the Company's Chief Operating Officer.

OTHER DEVELOPMENTS

                  In February 1998, the Company initiated a restructuring plan to reduce costs and increase future financial performance. The total restructuring costs amounted to approximately $3,500,000. For further information with respect to the restructuring plan, see Note 12 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the 1998 fiscal year and incorporated in this annual report by reference.

                  In August 1998, the Company adopted a Shareholder Rights Plan. For further information with respect to the plan, see Note 5 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the 1998 fiscal year and incorporated in this annual report by reference. The Company filed a current report to Form 8-K with respect to the Shareholder Rights Plan on August 21, 1998.

ITEM 2.  PROPERTIES.

                  The Company's headquarters are located at 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

                  Custom Molding Facilities. The Company has 24 custom molding facilities at the following locations:

         Colorado Springs, Colorado            Greeneville, Tennessee
         Putnam, Connecticut                   Lewisburg, Tennessee
         Conyers, Georgia                        (two facilities)
         Streator, Illinois                    Brenham, Texas
         Storm Lake, Iowa                      Sterling, Virginia
         Chesaning, Michigan                   Pardeeville, Wisconsin
         Tupelo, Mississippi                   Juarez, Chih., Mexico
         Las Cruces, New Mexico                Tijuana, B.C., Mexico
         Cortland, New York                    London, England
         Butner, North Carolina                Northampton, England
         Marion, Ohio                          Spennymoor, England
         New Brighton, Pennsylvania            Livingston, Scotland

                  During the 1998 fiscal year, the Company (i) completed construction of, and commenced production at, the custom molding facilities in Brenham, Texas and Tijuana, B.C., Mexico (see "New Site Development" under Item
1) and (ii) closed its custom molding facility in Martinsville, Indiana. The Martinsville closure resulted from the Company's major customer for this facility moving its production to a plant near the Company's custom molding facility in Juarez, Chih., Mexico. The Company continues to serve this customer from the Juarez facility. The Company is in the process of installing custom molding equipment at its integrated materials facility in Hayward, California (see below).

                  The Company acquired the custom molding facilities in London, England and Livingston, Scotland (see "Business Acquisitions" under Item 1) and completed construction of, and commenced production at, the custom molding facility in Storm Lake, Iowa (see "New Site Development" under Item 1) during the 1997 fiscal year.

                  The Company manufactures products from EPS at all the custom molding facilities except at one of the facilities in Lewisburg, Tennessee and at Storm Lake, Iowa. These facilities are dedicated polyolefins plants where products are only made from EPP or EPE. Products are also made from one or more of the Company's premium raw material resins at a majority of the other custom molding facilities.

                  Integrated Materials Facilities. The Company has integrated materials operations at 13 locations, including seven sites where custom molding facilities are also located. During the 1998 and 1997 fiscal years, the integrated materials operations in Conyers, Georgia, Greeneville, Tennessee and

London, England, which were formerly at separate sites, were transferred to the same sites as the custom molding facilities at these locations. The Company has separate integrated materials facilities at six locations as follows:

         Hayward, California                   Saginaw, Michigan
         Colorado Springs, Colorado            Beaver, Pennsylvania
         Holden, Massachusetts                 Burlington, Wisconsin

The integrated materials facilities in Hayward, California and Colorado Springs, Colorado were acquired during the 1997 and 1996, fiscal years, respectively (see "Business Acquisitions" under Item 1).

                  Thermoforming Facilities. The Company's main thermoforming facility, which was acquired during the 1997 fiscal year (see "Business Acquisitions" under Item 1), is located in Sandusky, Ohio. Other thermoforming operations are conducted in Conyers, Georgia and Tijuana, B.C., Mexico. During the 1998 fiscal year, the Company transferred its thermoforming operations in Chula Vista, California (which had also been acquired during the 1997 fiscal year) to the same site as the new custom molding facility in Tijuana. The thermoforming facility in Conyers, Georgia is at a separate site from the custom molding and integrated materials facility in Conyers.


                  Tech Centers. The Company's custom molding and integrated materials operations are supported by six tech centers. These centers are located at the Company's headquarters in New Brighton, Pennsylvania, at the custom molding facilities in Colorado Springs, Colorado and Northampton, England, at the integrated materials facility in Hayward, California and at separate sites in Conyers, Georgia and Grand Blanc, Michigan. The Grand Blanc tech center primarily serves the automotive industry. The Company's thermoforming operations are supported by a tech center at the facility in Sandusky, Ohio. Sales offices are located at each of the tech centers except in Sandusky.

                  During the 1998 fiscal year, the Company consolidated tech centers at the integrated materials facilities in Holden, Massachusetts and Burlington, Wisconsin with other tech centers in connection with the restructuring plan initiated in February 1998 (see Note 12 of the Notes to Consolidated Financial Statements).


                  Miscellaneous. The Company's mold making facility is in Sun Prairie, Wisconsin. This facility is considered a manufacturing facility because most of the aluminum production molds that are made by the Company at this facility are sold to and are owned by the Company's customers.

                  Most of the facilities where custom molded products are made are owned while a majority of the other facilities are leased. The Company has options to purchase most of the leased facilities and generally makes substantial leasehold improvements to, and exercises its options to purchase, the leased facilities. The leases expire at various dates through November 2007. In many cases, the leases may be extended at the Company's option.

                  The Company has warehouse facilities at each manufacturing location. Additional warehouse facilities are located near the Company's manufacturing facilities and near the manufacturing facilities of major customers. Many of the outside warehouse facilities are leased.

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


ITEM 3.  LEGAL PROCEEDINGS.

                  John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased v. Tuscarora Incorporated, et al. - Case No. 96CV-0511 in the Court of Common Pleas for Marion County, Ohio. In December 1996, the Administrator of the Estate of Dwayne Scott Mount (the "Decedent") filed a Complaint for Wrongful Death in the captioned civil action against the Company and Toyo Machine and Metal Co., Ltd. ("Toyo"). Decedent, an employee of the Company, was killed in May 1996 while working on a molding machine at the Company's custom molding plant in Marion, Ohio. The molding machine was manufactured by Toyo. Count I of the Complaint states an intentional employer tort claim and alleges that the Decedent was wrongfully killed as a result of certain alleged intentional conduct of the Company. Under Count I, plaintiff seeks both compensatory and punitive damages from the Company of not less than $5,000,000. Count II of the Complaint stated a products liability claim and alleged that the Decedent was wrongfully killed as a result of the defective design and/or manufacture of the molding machine by Toyo. Under Count II, plaintiff sought both compensatory and punitive damages from Toyo of not less than the $5,000,000.

                  Having learned during discovery that the Company did not own the molding machine but used it under an agreement with

Kaneka America Corporation ("Kaneka America"), the plaintiff, upon Motion made to the Court in April 1998, was permitted to file an Amended Complaint which names Kaneka America and Kaneka Texas Corporation ("Kaneka Texas") as additional defendants. Kaneka America, the owner of the molding machine at the time it was acquired by the Company, unbeknownst to the Company leased it to Kaneka Texas in April 1992 and then sold it to Kaneka Texas in March 1995. In its agreement with Kaneka America, the Company agreed to indemnify and hold Kaneka America harmless from any and all claims, demands or causes of action against Kaneka America which may arise out of the use, operation or condition of the molding machine. The agreement to indemnify may not apply to Kaneka Texas. The Amended Complaint amended Count II to assert joint and several liability against Toyo, Kaneka America and Kaneka Texas and added a Count III which states a breach of contract claim against Kaneka America and/or Kaneka Texas alleging that the Decedent was wrongfully killed as a result of the failure of Kaneka America and/or Kaneka Texas to assist the Company in maintaining the safety of the molding machine pursuant to the agreement between the Company and Kaneka America. Under Count III, plaintiff seeks both compensatory and punitive damages from Kaneka America and/or Kaneka Texas of not less than $5,000,000.

                  The Company is vigorously contesting the lawsuit and has filed Answers to the Complaint denying the allegations against the Company and asserting various defenses including that the plaintiff's claim is barred pursuant to the Ohio Workers' Compensation statute. In the opinion of management, the disposition of this proceeding should not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended August 31, 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY

                  In accordance with Instruction 3 to Item 401(b) of Regulation S-K, information with respect to the executive officers of the Company is set forth below.

        Name               Age               Office with the Company
        ----               ---               -----------------------

John P. O'Leary, Jr.       51       President and Chief Executive Officer
David C. O'Leary           49       Senior Vice President and Chief
                                    Operating Officer
Brian C. Mullins           57       Senior Vice President, Chief Financial
                                    Officer and Treasurer
James H. Brakebill         61       Senior Vice President, Manufacturing
                                    Services

                  John P. O'Leary, Jr. has been President and Chief Executive Officer of the Company since prior to September 1993. He has been a director of the Company since 1974 and became Chairman of the Board of Directors in August 1994.

                  David C. O'Leary has been a Vice President and the chief operating officer of the Company since May 1997. His title was changed to Senior Vice President and Chief Operating Officer in October 1998. He was Vice President-Sales and Marketing from April 1994 to May 1997 and Vice President-Southern Division from prior to September 1993 to April 1994. The Vice Presidents in charge of the Company's five operating divisions (see "Reorganization" in Part I of this annual report) report directly to David C. O'Leary.

                  Brian C. Mullins has been Vice President and Treasurer of the Company as well as its chief financial and accounting officer since prior to September 1993. His title was changed to Senior Vice President, Chief Financial Officer and Treasurer in October 1998.

                  James H. Brakebill has been Vice President, Manufacturing Services of the Company since May 1997. His title was changed to Senior Vice President, Manufacturing Services in October 1998. He was Vice President, Manufacturing from April 1994 to May 1997 and Vice President of Technology from prior to September 1993 to April 1994.

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


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  The Company's Common Stock is traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers ("NASDAQ"). The Common Stock trades under the NASDAQ symbol TUSC. As of August 31, 1998, there were 766 holders of record of the Company's Common Stock.

                  Information with respect to the market prices of, and the cash dividends paid with respect to, the Company's Common Stock during the fiscal years ended August 31, 1998 and 1997 appears in Note 15 - Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998 and is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The selected financial data required by this Item 6 is furnished by the "Eleven Year Consolidated Financial Summary" which appears on the bottom half of the inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  The information required by this Item 7 appears under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 25 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998 and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

                  The quantitative and qualitative disclosure about market risk required by this Item 7A appears in the Management's Discussion and Analysis of Results of Operations and Financial Condition under the caption "Market Risks" on pages 24 and 25 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998 and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The following financial statements and related notes and report appear on the pages indicated in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998 and are incorporated herein by reference:
                                                            Page(s) in
                                                          Annual Report
    Financial Statements and Related Report              to Shareholders
    ---------------------------------------              ---------------

Consolidated Statements of Income for the
         fiscal years ended August 31, 1998,
         1997 and 1996                                         10
Consolidated Balance Sheets at August 31,
         1998 and 1997                                         11
Consolidated Statements of Cash Flows
         for the fiscal years ended August 31,
         1998, 1997 and 1996                                   12
Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         August 31, 1998, 1997 and 1996                        13
Notes to Consolidated Financial Statements                    14-21
Report, dated October 16, 1998, of Ernst &
         Young LLP                                             22

                  The supplementary financial information required by this Item 8 appears in Note 15 - Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998 and is also incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  The Company changed independent public accountants for the fiscal year ended August 31, 1997. Information with respect to the change in independent public accountants has been previously reported by the Company in current reports on Form 8-K filed by the Company with the Commission on February 15, 1996 and November 14, 1996.


                                    PART III

ITEMS 10 THROUGH 13.

                  In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I of this annual report) because the Company has already filed its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1998, which includes such information, with the Commission. Such information is incorporated herein by reference.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

                  The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:

(a)(1)            Financial Statements:

                  The consolidated financial statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP, dated October 16, 1998, appearing on pages 10 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998, are incorporated herein by reference (see Item 8 above). The report of Ernst & Young LLP relates to the consolidated financial statements of the Company and its subsidiaries as of August 31, 1998 and 1997 and for each of the two fiscal years then ended.

                  The report of S.R. Snodgrass, A.C., dated October 11, 1996, with respect to the consolidated statements of income, shareholders' equity and cash flows of the Company and its subsidiaries for the fiscal year ended August 31, 1996 is filed with this annual report as Exhibit 99.

(a)(2)            Financial Statement Schedules:

                                                     Page in this
          Schedules and Related Report               Annual Report
          ----------------------------               -------------

Schedule II -  Valuation Account for the fiscal
               years ended August 31, 1998,
               1997 and 1996                              S-1

                  The report of Ernst & Young LLP with respect to Schedule II as of and for the fiscal years ended August 31, 1998 and 1997 is included in the consent of Ernst & Young LLP filed with this annual report as Exhibit 23.1.

                  The report of S.R. Snodgrass, A.C., dated October 11, 1996, with respect to Schedule II for the fiscal year ended August 31, 1996 is included in the report of S.R. Snodgrass, A.C. filed with this annual report as
Exhibit 99.

                  All other financial statement schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in the Company's Annual Report to Shareholders for its fiscal year ended August 31, 1998.


(a)(3)            Exhibits:

Exhibit
  No.                                  Document
-------           --------------------------------------------------------------
3(i)              Restated Articles of Incorporation, as amended by the
                  Company's Board of Directors on April 16, 1998, and Statement with Respect to Shares of Series A Junior Participating
                  Preferred Stock, filed herewith.

3(ii) By-Laws, as Amended and Restated by the Company's Board of Directors on April 16, 1998, filed herewith.

Exhibit
  No.                                  Document
-------           --------------------------------------------------------------
4                 Loan Agreement, dated as of August 14, 1996, between the
                  Company and Mellon Bank, N.A. (the "Mellon Loan Agreement"), with Revolving Credit Note and Term Note attached, filed as
                  Exhibit 4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.

4.1 First Amendment, effective October 28, 1997, to the Mellon Loan Agreement, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1998 and incorporated herein by reference.

4.2 Second Amendment, effective August 31, 1998, to the Mellon Loan Agreement, filed herewith.

4.3 Shareholder Rights Agreement, dated August 17, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit 4 to the Company's current report on Form 8-K filed on August 21, 1998 and incorporated herein by reference.

10.1 1985 Incentive Stock Option Plan, as amended by the Company's Board of Directors on October 29, 1987, filed on June 20, 1988 as part of Exhibit 10.2 to Amendment No. 1 to Registration Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*

10.2 1989 Stock Incentive Plan, as amended by the Company's Board of Directors and shareholders effective December 15, 1994, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.3 1989 Stock Incentive Plan, as amended by the Company's Board of Directors effective August 31, 1996, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.4 1997 Stock Incentive Plan, as adopted by the Company's Board of Directors on October 17, 1997 and approved by the Company's shareholders on December 18, 1997, filed herewith.*

10.5 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1996, filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

Exhibit
  No.                                  Document
-------           --------------------------------------------------------------
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

10.10 Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company's Board of Directors on February 9, 1996, and related Consent of the Company's Compensation Committee, dated October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participation Agreement, filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.11 Indemnification and Insurance Agreement, dated December 15, 1994, between the Company and Robert W. Kampmeinert (substantially identical agreements have been entered into with all the Company's present directors), filed herewith.

11                Computation of Diluted Net Income Per Share, filed herewith.

Exhibit
  No.                                  Document
-------           --------------------------------------------------------------
13                Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1998 which are expressly incorporated in this annual report by reference, filed herewith.

21                List of subsidiaries of the Company, filed herewith.

23.1              Consent of Ernst & Young LLP, filed herewith.

23.2              Consent of S.R. Snodgrass, A.C., filed herewith.

24                Powers of Attorney, filed herewith.

27.1 Financial Data Schedule for the fiscal year ended August 31, 1998, filed herewith.

27.2 Restated Financial Data Schedule for the fiscal year ended August 31, 1997, filed herewith.

27.3 Restated Financial Data Schedule for the fiscal year ended August 31, 1996, filed herewith.

99 Report, dated October 11, 1996, of S.R. Snodgrass, A.C., filed herewith.

-------------------
            * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

                  The Company agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which are not filed as a part of this annual report.

                  Copies of the exhibits filed as a part of this annual report are available at a cost of $.20 per page to any shareholder upon written request to Brian C. Mullins, Senior Vice President and Treasurer, Tuscarora Incorporated, 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

(b)               Reports on Form 8-K:

                  The Company filed a current report on Form 8-K on August 21, 1998. Under Item 5, the Company reported the adoption by the Company's Board of Directors on August 17, 1998 of a Shareholder Rights Plan and the declaration on that date of a dividend of Preferred Share Purchase Rights to shareholders of record on August 31, 1998. A copy of the Shareholder Rights Agreement (also filed herewith as Exhibit 4.3) and of the press release issued on August 17, 1998 were filed as Exhibits to the Form 8-K. The Preferred Share Purchase Rights have been registered under Section 12(g) of the Securities Exchange Act of 1934.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Tuscarora Incorporated



                                              By /s/  John P. O'Leary, Jr.
                                                 -------------------------------
                                                 John P. O'Leary, Jr., President
                                                   and Chief Executive Officer

Date:  November 25, 1998

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on November 25, 1998:



/s/  John P. O'Leary, Jr.           /s/  Brian C. Mullins
     --------------------                ---------------------
     John P. O'Leary, Jr.                Brian C. Mullins
     (Director and Chief                 (Principal Financial
     Executive Officer)                  Officer and Principal
                                         Accounting Officer)


Thomas S. Blair
David I. Cohen
Abe Farkas
Karen L. Farkas
Robert W. Kampmeinert
Jeffery L. Leininger
David C. O'Leary
Harold F. Reed, Jr. and
Thomas P. Woolaway,
Directors


By /s/ Brian C. Mullins
       ------------------
       Brian C. Mullins,
       Attorney-in-Fact

                             TUSCARORA INCORPORATED
                         Schedule II - Valuation Account
                   Years Ended August 31, 1998, 1997 and 1996

                     Balance at        Charged to                           Balance at
                     Beginning         Costs and                               End
Description          of Period         Expenses           Deductions(1)     of Period
-----------          ---------         --------           -------------     ---------

Allowance for
doubtful accounts

Year Ended
 August 31, 1998      $674,689          $311,711           $334,680         $651,720

 Year Ended
 August 31, 1997      $787,175          $586,582           $699,068         $674,689

 Year Ended
 August 31, 1996      $694,675          $381,196           $288,696         $787,175





----------------------
(1) Uncollected receivables written off, net of recoveries.

                             TUSCARORA INCORPORATED

                Form 10-K for Fiscal Year Ended August 31, 1998

                                 Exhibit Index
                                 -------------

     The following exhibits are required to be filed with this annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, as indicated by the index. Exhibits not incorporated herein by reference follow the index.

Exhibit
  No.                                    Document
-------      ------------------------------------------------------------------
3(i)         Restated Articles of Incorporation, as amended by the Company's
             Board of Directors on April 16, 1998, and Statement with Respect to
             Shares of Series A Junior Participating Preferred Stock, filed herewith.

3(ii) By-Laws, as Amended and Restated by the Company's Board of Directors on April 16, 1998, filed herewith.

4 Loan Agreement, dated as of August 14, 1996, between the Company and Mellon Bank, N.A. (the "Mellon Loan Agreement"), with Revolving Credit Note and Term Note attached, filed as Exhibit 4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.

4.1 First Amendment, effective October 28, 1997, to the Mellon Loan Agreement, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1998 and incorporated herein by reference.

4.2 Second Amendment, effective August 31, 1998, to the Mellon Loan Agreement, filed herewith.

4.3 Shareholder Rights Agreement, dated August 17, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit 4 to the Company's current report on Form 8-K filed on August 21, 1998 and incorporated herein by reference.

10.1 1985 Incentive Stock Option Plan, as amended by the Company's Board of Directors on October 29, 1987, filed on June 20, 1988 as part of
             Exhibit 10.2 to Amendment No. 1 to Registration Statement No. 33-17138 on Form S-1 and incorporated herein by reference.*

Exhibit
  No.                                    Document
-------      ------------------------------------------------------------------
10.2         1989 Stock Incentive Plan, as amended by the Company's Board of
             Directors and shareholders effective December 15, 1994, filed as
             Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.3 1989 Stock Incentive Plan, as amended by the Company's Board of Directors effective August 31, 1996, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.4 1997 Stock Incentive Plan, as adopted by the Company's Board of Directors on October 17, 1997 and approved by the Company's shareholders on December 18, 1997, filed herewith.*

10.5 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1996, filed as
             Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.6 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as
             Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal year ended February 28, 1995 and incorporated herein by reference.*

10.7 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as
             Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal year ended February 28, 1995 and incorporated herein by reference.*

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

Exhibit
  No.                                    Document
-------      ------------------------------------------------------------------

10.10 Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company's Board of Directors on February 9, 1996, and related Consent of the Company's Compensation Committee, dated October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participation Agreement, filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.11 Indemnification and Insurance Agreement, dated December 15, 1994, between the Company and Robert W. Kampmeinert (substantially identical agreements have been entered into with all the Company's present directors), filed herewith.

11           Computation of Diluted Net Income Per Share, filed herewith.

13 Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1998 which are expressly incorporated in this annual report by reference, filed herewith.

21           List of subsidiaries of the Company, filed herewith.

23.1         Consent of Ernst & Young LLP, filed herewith.

23.2         Consent of S.R. Snodgrass, A.C., filed herewith.

24           Powers of Attorney, filed herewith.

27.1 Financial Data Schedule for the fiscal year ended August 31, 1998, filed herewith.

27.2 Restated Financial Data Schedule for the fiscal year ended August 31, 1997, filed herewith.

27.3 Restated Financial Data Schedule for the fiscal year ended August 31, 1996, filed herewith.

99 Report, dated October 11, 1996, of S.R. Snodgrass, A.C., filed herewith.


---------------

     * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.