Form 10-Q
period 1998-11-30
TUSCARORA INC
filed 1999-01-14
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------


Commission file number 000-17051

                             Tuscarora Incorporated
            (Exact name of registrant as specified in the charter.)


         Pennsylvania                                         25-1119372
-------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                                800 Fifth Avenue
                        New Brighton, Pennsylvania 15066
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  724-843-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.


                                    Yes  X   No
                                       -----   -----

     As of January 2, 1999, 9,510,986 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED


                                      INDEX


                                                                                       Page
                                                                                       ----
Part I.    Financial Information

           Item 1.   Financial Statements.

           Condensed Consolidated Balance Sheets at
           November 30, 1998 and August 31, 1998                                        3

           Condensed Consolidated Statements of Income -
           Three months ended November 30, 1998 and November 30, 1997                   4

           Condensed Consolidated Statements of Cash Flows -
           Three months ended November 30, 1998 and November 30, 1997                   5

           Notes to Condensed Consolidated Financial Statements                       6 - 7

           Item 2.   Management's Discussion and Analysis of
                     Results of Operations and Financial Condition.                   8 - 9

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K.                                 10

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TUSCARORA INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     NOVEMBER 30,          AUGUST 31,
                                                                                        1998                  1998
                                                                                     ------------          ----------
                                                                                      (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $   2,772,397       $   5,452,281
     Trade accounts receivable, net of provision for losses                            35,456,577          34,239,819
     Inventories                                                                       20,254,378          20,158,857
     Prepaid expenses and other current assets                                          3,015,727           1,955,310
                                                                                    -------------       -------------
                                                                                       61,499,079          61,806,267

PROPERTY, PLANT AND EQUIPMENT, net                                                     97,838,479          97,538,209

OTHER ASSETS
     Goodwill                                                                           8,862,935           8,905,355
     Other non-current assets                                                           3,549,078           3,916,075
                                                                                    -------------       -------------

               Total Assets                                                         $ 171,749,571       $ 172,165,906
                                                                                    =============       =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                           $   5,321,709       $   5,321,709
     Accounts payable                                                                  10,048,582          14,178,763
     Accrued income taxes                                                               2,299,935             337,711
     Accrued payroll and related taxes                                                  1,016,912           1,133,192
     Other current liabilities                                                          5,573,280           5,975,400
                                                                                    -------------       -------------
                                                                                       24,260,418          26,946,775

LONG-TERM DEBT - less current maturities                                               59,956,433          61,184,124

DEFERRED INCOME TAXES                                                                   1,281,046           1,677,978

OTHER LONG-TERM LIABILITIES                                                             2,932,729           2,833,072
                                                                                    -------------       -------------
               Total Liabilities                                                       88,430,626          92,641,949

SHAREHOLDERS' EQUITY
     Preferred Stock - par value $.01 per share;
          authorized shares, 2,000,000; none issued                                            --                  --
     Common Stock - without par value; authorized shares,
          50,000,000; issued shares, 9,534,641 at November 30, 1998 and
          9,530,856 at August 31, 1998                                                  9,534,641           9,530,856
     Capital surplus                                                                    1,477,296           1,435,582
     Retained earnings                                                                 72,204,545          68,240,138
     Foreign currency translation adjustment                                              285,445             392,150
                                                                                    -------------       -------------
                                                                                       83,501,927          79,598,726
     Less cost of reacquired shares of Common Stock;
          12,820 shares at November 30, 1998 and 4,620
          at August 31, 1998                                                             (182,982)            (74,769)
                                                                                    -------------       -------------
               Total Shareholders' Equity                                              83,318,945          79,523,957
                                                                                    -------------       -------------

               Total Liabilities and Shareholders' Equity                           $ 171,749,571       $ 172,165,906
                                                                                    =============       =============


Note: The consolidated balance sheet at August 31, 1998 has been taken from the audited financial statements and condensed.


See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED NOVEMBER 30,
                                                                        1998                1997
                                                                    ------------       ------------
Net Sales                                                           $ 60,465,735       $ 61,292,306

Cost of Sales                                                         45,378,424         46,193,365
                                                                    ------------       ------------

               Gross profit                                           15,087,311         15,098,941

Selling and Administrative Expenses                                    7,650,914          7,865,953
Interest Expense                                                       1,211,831          1,157,167
Other (Income) Expense - net                                            (120,833)           (18,640)
                                                                    ------------       ------------
               Total expenses                                          8,741,912          9,004,480
                                                                    ------------       ------------

               Income before income taxes                              6,345,399          6,094,461

Provision for Income Taxes                                             2,380,992          2,321,990
                                                                    ------------       ------------

               Net income                                           $  3,964,407       $  3,772,471
                                                                    ============       ============


Basic net income per share                                                 $0.42              $0.40
                                                                    ============       ============

Diluted net income per share                                               $0.41              $0.39
                                                                    ============       ============

Weighted average number of shares of
     Common Stock outstanding:
          Basic                                                        9,526,844          9,475,833
                                                                    ============       ============

          Diluted                                                      9,598,995          9,700,093
                                                                    ============       ============




See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED NOVEMBER 30,
                                                                                     1998               1997
                                                                                  -----------       -----------
Operating Activities
     Net Income                                                                   $ 3,964,407       $ 3,772,471

     Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation                                                              3,901,926         3,903,109
          Amortization                                                                300,691           277,946
          Provision for losses on receivables                                          40,560           (13,246)
          Decrease in deferred income taxes                                          (327,639)         (148,936)
          Loss (gain) on disposition of property, plant and equipment, net           (100,185)           16,059
          Stock compensation expense                                                    3,101             3,475

     Changes in operating assets and liabilities, net of effects of business acquisitions:
          Decrease (increase):
              Trade accounts receivable                                            (1,053,096)       (5,627,547)
              Inventories                                                             (71,869)       (1,798,016)
              Prepaid expenses and other current assets                            (1,141,650)         (980,167)
              Other non-current assets                                                (40,498)           (3,206)
          Increase (decrease):
              Accounts payable                                                     (4,285,096)          365,723
              Accrued income taxes                                                  1,996,026         1,631,597
              Accrued payroll and related taxes                                      (137,515)           52,348
              Other current liabilities                                              (756,727)          411,009
              Other long-term liabilities                                             (21,783)           43,670
                                                                                  -----------       -----------
                 Cash provided by operating activities                              2,270,653         1,906,289
                                                                                  -----------       -----------

Investing Activities
     Purchase of property, plant and equipment                                     (3,735,249)       (5,830,907)
     Business acquisitions, net of cash acquired                                      (87,851)         (116,775)
     Proceeds from sale of property, plant and equipment                              192,021           464,784
                                                                                  -----------       -----------
                 Cash (used for) investing activities                              (3,631,079)       (5,482,898)
                                                                                  -----------       -----------

Financing Activities
     Payments on long-term debt                                                    (1,224,177)       (1,177,082)
     Proceeds from sale of Common Stock                                                42,397            34,779
     Payments to reacquire Common Stock                                              (108,213)               --
                                                                                  -----------       -----------
                 Cash (used for) financing activities                              (1,289,993)       (1,142,303)
                                                                                  -----------       -----------

Effect of Foreign Currency Exchange Rate Changes
     on Cash and Cash Equivalents                                                     (29,465)          (43,131)

               Net decrease in cash and cash equivalents                           (2,679,884)       (4,762,043)

Cash and Cash Equivalents at Beginning of Period                                    5,452,281         5,095,149
                                                                                  -----------       -----------

Cash and Cash Equivalents at End of Period                                        $ 2,772,397       $   333,106
                                                                                  ===========       ===========



See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Condensed Consolidated Financial Statements

          The condensed consolidated balance sheet at November 30, 1998 and the consolidated statements of income and consolidated statements of cash flows for the periods ended November 30, 1998 and November 30, 1997 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1998 and for the periods presented have been made.

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended August 31, 1998.

          The results of operations for the period ended November 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.   Inventories

     Inventories are summarized as follows:

                                                         November 30,         August 31,
                                                             1998                1998
                                                         ------------        -----------
     Finished goods                                      $ 9,990,806         $10,454,863
     Work in process                                         392,839             257,055
     Raw materials                                         8,567,517           7,510,482
     Supplies                                              1,303,216           1,936,457
                                                         -----------         -----------

                                                         $20,254,378         $20,158,857
                                                         ===========         ===========

3.   Comprehensive Income

          As of September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments which are reported separately in shareholders' equity to be included in comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Total comprehensive income for the three months ended November 30, 1998 and 1997 was as follows:

                                                                             November 30,
                                                                        1998               1997
                                                                     ----------         ----------
     Net Income                                                      $3,964,407         $3,772,471
     Foreign currency translation adjustment                           (106,705)           194,847
                                                                     ----------         ----------

     Comprehensive income                                            $3,857,702         $3,967,318
                                                                     ==========         ==========

          At November 30, 1998 and 1997, accumulated other comprehensive income which consisted entirely of foreign currency translation adjustments, amounted to $285,445 and $244,846, respectively.

4.   Claims and Contingencies

          A lawsuit seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in December 1996. In addition, a number of legal and administrative proceedings against the Company involving claims of employment discrimination are pending. In the opinion of Management, the disposition of these proceedings should not have a material adverse effect on the Company's financial position or results of operations.

5.   Share Repurchase Program

          In October 1998, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of the Company's Common Stock at prices not to exceed $15 per share through the end of August 1999. During the three months ended November 30, 1998, the Company purchased 8,200 shares of Common Stock at prices ranging from $12-9/16 to $13-7/16.

6.   Other Information

          In 1997, the Financial Accounts Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which must be adopted by the Company before the end of the 1999 fiscal year. In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which must be adopted by the Company by the end of its 2001 fiscal year. These Statements when adopted by the Company are not expected to have a material effect on the consolidated financial statements.

7.   Subsequent Events

          An amendment of the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, without par value, from 20,000,000 shares to 50,000,000 shares and to increase the number of authorized shares of the Company's Preferred Stock, par value $.01 per share, from 1,000,000 shares to 2,000,000 shares was adopted by the Company's shareholders at the Company's Annual Meeting of Shareholders held on December 17, 1998. The amendment became effective upon the filing of Articles of Amendment with the Pennsylvania Department of State on December 21, 1998.

          On January 12, 1999, the Company announced an agreement to acquire the custom molding business, including the associated real estate, of Berry Packaging, Inc. in Sallisaw, Oklahoma for cash. The aggregate purchase price to be paid for the business acquired is not material. The acquisition is expected to be completed in February 1999. The Company also agreed to pay additional consideration to the seller based on sales realized by the business acquired. The acquisition will be accounted for as a purchase and a portion of the purchase price will be allocated to a covenant not to compete and to goodwill.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1999
COMPARED TO FIRST QUARTER FISCAL 1998

     Net sales for the three months ended November 30, 1998 were $60.5 million, a decrease of $800,000, or 1.3%, compared with net sales of $61.3 million in the same period of fiscal 1998. The decrease in net sales was attributable primarily to lower sales in the United Kingdom and to modestly lower selling prices to customers due to lower raw material prices.

     Gross profit for the three months ended November 30, 1998 remained flat at $15.1 million when compared to the first three months of fiscal 1998. The gross profit margin increased to 25.0% from 24.6% in the previous year. The increase in gross profit margin was attributable primarily to improved operating efficiencies at several key manufacturing facilities, including those in the United Kingdom, and to lower raw material costs in the current period when compared to the same period last year.

     Selling and administrative expenses for the current three-month period were $7.7 million, a 2.7% decrease compared to $7.9 million in the previous period. Selling and administrative expenses decreased slightly as a percent of net sales to 12.7% from 12.8% in the same period last year. The dollar decrease is due primarily to the restructuring initiative taken in fiscal 1998.

     Net sales and operating income (loss) for the U.K. operations for the three months ended November 30, 1998 were $6.6 million and ($26,000), respectively, compared to $7.8 million and $63,000, respectively, in the same period of fiscal 1998.

     Interest expense for the three months ended November 30, 1998 amounted to $1.2 million, a 4.7% increase over the same period of fiscal 1998. The increase of $55,000 is due primarily to additional borrowings in the 1998 fiscal year to finance capital expenditures.

     Income before income taxes for the three months ended November 30, 1998 increased to $6.3 million from $6.1 million in the same period of fiscal 1997, an increase of $251,000 or 4.1%. The effective tax rate decreased to 37.5% compared to 38.1% in the same period of fiscal 1998 due primarily to lower effective state income tax rates.

     Net income for the three months ended November 30, 1998 was $4.0 million, an increase of 5.1% from the $3.8 million earned in the same period of fiscal 1998. The increase was due primarily to the higher gross profit margin and the lower selling and administrative expenses. The net income for the three months ended November 30, 1998 was a Company record for any quarterly fiscal period.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the three months ended November 30, 1998 amounted to $2.2 million compared to $1.9 million for the same period in fiscal 1998. Depreciation and amortization amounted to $4.2 million for both three-month periods. Accounts payable at November 30, 1998 were substantially less than at the end of the 1998 fiscal year. Because a substantial portion of the Company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

     Cash and cash equivalents as of November 30, 1998 amounted to $2.8 million as compared to $5.5 million at August 31, 1998. The decrease resulted from capital expenditures and payments on long-term debt exceeding the cash provided by operating activities.

     Capital expenditures for property, plant and equipment during the three months ended November 30, 1998 amounted to $3.7 million, including approximately $136,000 for environmental control equipment. Close to one-half of the capital expenditures was for land, buildings and leasehold improvements, including the purchase of the EPS custom molding facility in Lewisburg, Tennessee, which was previously leased, and additional expenditures at the Company's new custom molding facility in Brenham, Texas. Most of the balance of the capital expenditures was for molding presses and related equipment.

     The only expenditures during the three months ended November 30, 1998 regarding business acquisitions were a small amount of additional consideration required to be paid in connection with acquisitions in prior fiscal years; however, on January 12, 1998 the Company announced that it has agreed to acquire the custom molding business of Berry Packaging, Inc. in Sallisaw, Oklahoma (see
Note 7 to the Condensed Consolidated Financial Statements). The Company will continue to look for acquisitions which will mesh well with the Company's business.

     Long-term debt amounted to $60.0 million at November 30, 1998, of which $56.2 million was borrowed under a credit agreement with the Company's principal bank, including $34.2 million out of an available $40.0 million under a revolving credit facility. The bank has approved an increase in this facility to $48.0 million which is expected to become effective in the second fiscal quarter. Long-term debt amounted to $61.2 million at August 31, 1998. No additional long-term debt was incurred during the three months ended November 30, 1998.

     On December 16, 1998, the Company declared a regular semi-annual cash dividend of $0.12 per share payable on January 8, 1999 to shareholders of record on December 28, 1998. Cash dividends of $0.11 per share were paid in both January and July 1998.

     Cash provided by operating activities as supplemented by the amount available under the bank credit agreement should be sufficient to enable the Company to continue to fund its operating requirements, capital expenditures and cash dividends.

MARKET RISKS

     There have been no material changes in the Company's exposure to market risks since August 31, 1998.

YEAR 2000 ISSUES

     As previously reported, the Company has installed computer software that is Year 2000 capable and has contacted its major equipment manufacturers and raw material suppliers for confirmation that its machinery and equipment should operate and its raw materials should be delivered without any problems relating to Year 2000 issues. No adverse information has been received. The Company is in the process of contacting its significant customers whose Year 2000 readiness could cause a loss of business that might be material to the Company.

     The costs associated with Year 2000 issues have not been, and are not expected to be, significant. Based on its investigations and the information obtained, the Company believes that it should not be materially adversely affected by Year 2000 issues.

OTHER

     The impact of inflation on both the Company's financial position and results of operations has been minimal and is not expected to adversely effect fiscal 1999 results.

     In 1997, the Financial Accounts Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which must be adopted by the Company before the end of the 1999 fiscal year. In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which must be adopted by the Company before the end of its 2001 fiscal year. These Statements when adopted by the Company are not expected to have a material effect on the consolidated financial statements.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     The exhibits listed below are filed as a part of this quarterly report.

     Exhibit No.                               Document
     -----------                        --------------------------
          3(i)                 Restated Articles of Incorporation, as amended by the Company's
                               Shareholders at the Annual Meeting of Shareholders held on
                               December 17, 1998, and Statement with Respect to Shares of
                               Series A Junior Participating Preferred Stock.

          11                   Computation of Net Income Per Share.

          27                   Financial Data Schedule.

     (b) Reports on Form 8-K

     No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended November 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tuscarora Incorporated
                                                 (Registrant)


Date:   January  14  , 1999              By /s/ John P. O'Leary, Jr.
                -----                       ---------------------------
                                                John P. O'Leary, Jr.,
                                                President and
                                                Chief Executive Officer


Date:   January  14  , 1999              By /s/ Brian C. Mullins
                -----                       ----------------------------
                                                Brian C. Mullins,
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Treasurer (Principal
                                                Financial Officer and
                                                Principal Accounting Officer)

                             TUSCARORA INCORPORATED
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 30, 1998



                                  EXHIBIT INDEX



     The following exhibits are filed as a part of this quarterly report on Form 10-Q.

       Exhibit
         No.                                    Document
     -----------                        --------------------------
         3(i)               Restated Articles of Incorporation, as amended by the Company's
                            Shareholders at the Annual Meeting of Shareholders held on
                            December 17, 1998, and Statement with Respect to Shares of
                            Series A Junior Participating Preferred Stock.

        11                  Computation of Net Income Per Share.

        27                  Financial Data Schedule.