Form 10-Q
period 1999-02-28
TUSCARORA INC
filed 1999-04-14
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------   --------------------


Commission file number 000-17051


                             Tuscarora Incorporated
            (Exact name of registrant as specified in its charter.)


         Pennsylvania                                           25-1119372
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



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No
                                     ---  ---

          As of April 1, 1999, 9,498,197 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED


                                      INDEX


                                                                                                Page
                                                                                                ----
Part I.    Financial Information

           Item 1.   Financial Statements.

           Condensed Consolidated Balance Sheets at
           February 28, 1999 and August 31, 1998                                                 3

           Condensed Consolidated Statements of
           Income - Three and six month periods ended
           ended February 28, 1999 and February 28, 1998                                         4

           Condensed Consolidated Statements of
           Cash Flows - Six months ended February 28,
           1999 and February 28, 1998                                                            5

           Notes to Condensed Consolidated Financial
           Statements                                                                          6 - 8

           Item 2.   Management's Discussion and Analysis
                     of Results of Operations and Financial
                     Condition                                                                 9 - 12

Part II.   Other Information

           Item 4.   Submission of Matters to a Vote of
                     Security Holders                                                            13

           Item 6.   Exhibits and Reports on Form 8-K.                                           14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TUSCARORA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      FEBRUARY 28,       AUGUST 31,
                                                                                         1999              1998
                                                                                    -------------      -------------
                                                                                     (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $   1,132,223      $   5,452,281
     Trade accounts receivable, net of provision for losses                            34,861,763         34,239,819
     Inventories                                                                       22,414,945         20,158,857
     Prepaid expenses and other current assets                                          3,471,559          1,955,310
                                                                                    -------------      -------------
                                                                                       61,880,490         61,806,267

PROPERTY, PLANT AND EQUIPMENT, net                                                     98,169,274         97,538,209

OTHER ASSETS
     Goodwill                                                                           8,800,820          8,905,355
     Other non-current assets                                                           3,401,310          3,916,075
                                                                                    -------------      -------------

               Total Assets                                                         $ 172,251,894      $ 172,165,906
                                                                                    =============      =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                           $   5,321,709      $   5,321,709
     Accounts payable                                                                  14,664,012         14,178,763
     Accrued income taxes                                                                 334,747            337,711
     Accrued payroll and related taxes                                                    870,668          1,133,192
     Other current liabilities                                                          4,504,494          5,975,400
                                                                                    -------------      -------------
                                                                                       25,695,630         26,946,775

LONG-TERM DEBT - less current maturities                                               59,284,091         61,184,124

DEFERRED INCOME TAXES                                                                   1,297,299          1,677,978

OTHER LONG-TERM LIABILITIES                                                             2,848,955          2,833,072
                                                                                    -------------      -------------
               Total Liabilities                                                       89,125,975         92,641,949

SHAREHOLDERS' EQUITY
     Preferred Stock - par value $.01 per share;
          authorized shares, 2,000,000; none issued                                            --                 --
     Common Stock - without par value; authorized shares,
          50,000,000; issued shares, 9,537,474 at February 28,
          1999 and 9,530,856 at August 31, 1998                                         9,537,474          9,530,856
     Capital surplus                                                                    1,512,514          1,435,582
     Retained earnings                                                                 72,953,045         68,240,138
     Foreign currency translation adjustments                                            (405,757)           392,150
                                                                                    -------------      -------------
                                                                                       83,597,276         79,598,726
     Less cost of reacquired shares of Common Stock; 34,820 shares at February
           28, 1999 and 4,620 at  August 31, 1998                                        (471,357)           (74,769)
                                                                                    -------------      -------------
               Total Shareholders' Equity                                              83,125,919         79,523,957
                                                                                    -------------      -------------

               Total Liabilities and Shareholders' Equity                           $ 172,251,894      $ 172,165,906
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

                             TUSCARORA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                  Six Months Ended
                                                  February 28,     February 28,        February 28,      February 28,
                                                      1999             1998                1999              1998
                                                  -------------    -------------       ------------    --------------
Net Sales                                         $ 53,640,580     $ 55,919,163       $114,106,315      $117,211,469

Cost of Sales                                       41,626,953       44,515,644         87,005,377        90,709,009
                                                  ------------     ------------       ------------      ------------

               Gross profit                         12,013,627       11,403,519         27,100,938        26,502,460

Selling and Administrative Expenses                  7,749,612        8,164,765         15,400,526        16,030,718
Restructuring Costs                                          -        3,495,336                  -         3,495,336
Interest Expense                                     1,182,085        1,176,773          2,393,916         2,333,940
Other (Income) Expense - net                            (9,397)         (36,866)          (130,230)          (55,506)
                                                  ------------     ------------       ------------      ------------
               Total expenses                        8,922,300       12,800,008         17,664,212        21,804,488
                                                  ------------     ------------       ------------      ------------

               Income (loss) before income taxes     3,091,327       (1,396,489)         9,436,726         4,697,972

Provision (Benefit) for Income Taxes                 1,199,092         (507,204)         3,580,084         1,814,786
                                                  ------------     ------------       ------------      ------------

               Net income (loss)                  $  1,892,235     $   (889,285)      $  5,856,642      $  2,883,186
                                                  ============     ============       ============      ============


Basic net income (loss) per common share                  $.20            $(.09)              $.62              $.31
                                                          ====            =====               ====              ====

Diluted net income (loss) per common share                $.20            $(.09)              $.61              $.30
                                                          ====            =====               ====              ====


Weighted average common shares
     outstanding

          Basic                                      9,509,061        9,482,331          9,518,002         9,445,777
                                                     =========        =========          =========         =========

          Diluted                                    9,597,506        9,482,331          9,598,541         9,642,152
                                                     =========        =========          =========         =========



See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED FEBRUARY 28,
                                                                                      1999               1998
                                                                                      ----               ----
Operating Activities
     Net Income                                                                  $  5,856,642      $  2,883,186

     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation                                                              7,843,839         7,982,665
          Amortization                                                                607,943           568,378
          Write down of assets due to restructuring                                        --         2,085,774
          Provision for losses on receivables                                         137,879           118,457
          Decrease in deferred income taxes                                          (321,861)       (1,080,320)
          Loss (gain) on disposition of property,
               plant and equipment, net                                              (184,065)           84,260
          Stock compensation expense                                                    6,127             7,063

     Changes in operating assets and liabilities, net of effects of business acquisitions:
          Decrease (increase):
              Trade accounts receivable                                              (322,949)       (1,331,388)
              Inventories                                                          (1,796,889)       (3,673,335)
              Prepaid expenses and other current assets                            (1,823,205)       (1,862,623)
              Other non-current assets                                                (67,677)         (143,462)
          Increase (decrease):
              Accounts payable                                                        264,647           793,468
              Accrued income taxes                                                     28,089          (909,092)
              Accrued payroll and related taxes                                      (277,209)           11,508
              Other current liabilities                                            (1,361,263)          375,685
              Other long-term liabilities                                            (133,737)          (18,061)
                                                                                 ------------      ------------
                 Cash provided by operating activities                              8,456,311         5,892,163
                                                                                 ------------      ------------

Investing Activities
     Purchase of property, plant and equipment                                     (7,681,740)      (12,973,758)
     Business acquisitions, net of cash acquired                                   (2,379,324)          (87,882)
     Proceeds from sale of property, plant and equipment                              694,810           476,477
                                                                                 ------------      ------------
                 Cash (used for) investing activities                              (9,366,254)      (12,585,163)
                                                                                 ------------      ------------

Financing Activities
     Proceeds from long-term debt                                                   1,000,000         6,000,000
     Payments on long-term debt                                                    (2,890,006)       (2,812,093)
     Dividends paid                                                                (1,143,735)       (1,042,887)
     Proceeds from sale of Common Stock                                                77,414           122,980
     Payments to reacquire Common Stock                                              (396,588)               --
                                                                                 ------------      ------------
                 Cash provided by (used for) financing activities                  (3,352,915)        2,268,000
                                                                                 ------------      ------------

Effect of Foreign Currency Exchange Rate Changes
     on Cash and Cash Equivalents                                                     (57,200)           25,490
                                                                                 ------------      ------------

               Net decrease in cash and cash equivalent                            (4,320,058)       (4,399,510)

Cash and Cash Equivalents at Beginning of Period                                    5,452,281         5,095,149
                                                                                 ------------      ------------

Cash and Cash Equivalents at End of Period                                       $  1,132,223      $    695,639
                                                                                 ============      ============

See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Condensed Consolidated Financial Statements

               The condensed consolidated balance sheet at February 28, 1999 and the consolidated statements of income and consolidated statements of cash flows for the periods ended February 28, 1999 and February 28, 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1999 and for the periods presented have been made.

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

               The results of operations for the period ended February 28, 1999 are not necessarily indicative of the operating results to be expected for the full year.

2.       Inventories

               Inventories are summarized as follows:

                                                February 28,         August 31,
                                                    1999                1998
                                                    ----                ----
     Finished goods                            $ 10,717,185        $ 10,454,863
     Work in process                                582,024             257,055
     Raw materials                                9,719,937           7,510,482
     Supplies                                     1,395,799           1,936,457
                                               ------------        ------------

                                               $ 22,414,945        $ 20,158,857
                                               ============        ============

3.       Comprehensive Income

               As of September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments which are reported separately in shareholders' equity to be included in comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Total comprehensive income for the three and six month periods ended February 28, 1999 and 1998 was as follows:

                                                        Three Months Ended                 Six Months Ended
                                                           February 28,                     February 28,
                                                      1999             1998              1999           1998
                                                      ----             ----              ----           ----
     Net Income                                   $ 1,892,235      $  (889,285)     $ 5,856,642     $ 2,883,186
     Foreign currency translation (loss) gain        (691,202)        (116,731)        (797,907)         78,116
                                                  -----------      -----------      -----------     -----------

     Comprehensive income                         $ 1,201,033      $(1,006,016)     $ 5,058,735     $ 2,961,302
                                                  ===========      ===========      ===========     ===========

               At February 28, 1999 and 1998, accumulated other comprehensive income (expense) which consisted entirely of foreign currency translation adjustments, amounted to ($405,757) and $128,115, respectively.

4.       Net Income Per Share

                The following table sets forth the computation of basic and diluted net income per common share in accordance with the provisions of SFAS No. 128.

                                                  Three Months Ended              Six Months Ended
                                                     February 28,                    February 28,
                                                 1999            1998            1999            1998
                                                 ----            ----            ----            ----
     Net income                              $ 1,892,235     $  (889,285)     $ 5,856,642     $ 2,883,186
                                             ===========     ===========      ===========     ===========

     Weighted average common
          shares outstanding - basic           9,509,061       9,482,331        9,518,002       9,445,777
     Effect of dilutive securities:
          Stock options                           88,445              --           80,539         196,375
                                             -----------     -----------      -----------     -----------
     Weighted average common
          shares outstanding - diluted         9,597,506       9,482,331        9,598,541       9,642,152

     Basic net income per common share       $      0.20     $     (0.09)     $      0.62     $      0.31
                                             ===========     ===========      ===========     ===========

     Diluted net income per common share     $      0.20     $     (0.09)     $      0.61     $      0.30
                                             ===========     ===========      ===========     ===========

               Securities not included in the computation of diluted net income per share for each period presented were as follows:

                                                        Three Months Ended                   Six Months Ended
                                                           February 28,                        February 28,
                                                     1999              1998              1999                1998
                                                     ----              ----              ----                ----
     Stock options                                   454,825           820,653            454,825           90,100
     Option price range                        $14.96-$19.16      $5.17-$14.96      $14.96-$19.16           $19.16
     Expiration date                             10/24/05 -         7/20/98-          10/24/05 -          10/22/07
                                                    10/22/07          10/22/07           10/22/07

               The options to purchase shares of Common Stock not included in the computation of diluted net income per share for the three months ended February 28, 1999 and the six months ended February 28, 1999 and 1998 were excluded because the exercise price of the stock options was greater than the average market price of the Common Stock during the periods. No stock options outstanding during the three months ended February 28, 1998 were included in the computation of diluted net income per share due to the net loss for the period.

5.       Increase in Authorized Shares

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

6.   Business Acquisition

               On February 2, 1999, the Company acquired the custom molding business, including the associated real estate, of Berry Packaging, Inc. in Sallisaw, Oklahoma for cash. The aggregate purchase price, part of which will be paid to the seller based on sales realized by the business acquired, is not material. The acquisition has been accounted for as a purchase and a portion of the purchase price has been allocated to goodwill.

7.   Share Repurchase Program

               In October 1998, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of the Company's Common Stock at prices not to exceed $15 per share through the end of August 1999. During the six months ended February 28, 1999, the Company purchased 30,200 shares of Common Stock at prices ranging from $12-5/16 to $13-15/16.

8.   Claims and Contingencies

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

9.   Other Information

               In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which must be adopted by the Company before the end of the 1999 fiscal year. In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which must be adopted by the Company by the end of its 2001 fiscal year. These Statements, when adopted by the Company, are not expected to have a material effect on the consolidated financial statements.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1999
COMPARED TO SECOND QUARTER FISCAL 1998

          Net sales for the three months ended February 28, 1999 were $53.6 million, a decrease of $2.3 million, or 4.1%, compared with net sales of $55.9 million in the same period of fiscal 1998. The decrease in net sales is attributable to modestly lower selling prices to customers due to lower polystyrene resin prices and decreased sales to certain customers in the appliance and high technology industries.

          Gross profit for the three months ended February 28, 1999 was $12.0 million, a 5.4% increase from $11.4 million in the same three month period of fiscal 1998. The gross profit margin increased to 22.4% from 20.4% in the previous year. The increase in gross profit margin is attributable to the operating efficiencies and lower raw material costs. The Company expects that, given comparable sales levels, the gross profit margin will continue to improve during the balance of the fiscal year.

          Selling and administrative expenses for the current three-month period were $7.7 million, a 5.1% decrease compared to $8.2 million in the previous period. Selling and administrative expenses decreased slightly as a percent of net sales to 14.4% from 14.6% in the same period last year. The dollar decrease in selling and administrative expenses is due primarily to the restructuring initiative taken in the second quarter of fiscal 1998 which is discussed below under the heading "Effect of Restructuring in Fiscal 1998".

          Net sales and operating loss for the U.K. operations for the three months ended February 28, 1999 were $5.9 million and ($104,000), respectively, compared to $6.1 million and ($753,000), respectively, in the same period of fiscal 1998.

          Interest expense for the three months ended February 28, 1999 amounted to $1.2 million, a 0.5% increase over the same period of fiscal 1998.

          Income (loss) before income taxes for the three months ended February 28, 1999 amounted to $3.1 million compared to ($1.4) million in the same period of fiscal 1998 after reflecting the restructuring charge. The effective tax rate increased to 38.8% compared to 36.3% in the same period of fiscal 1998. The effective tax rate for the three months ended February 28, 1998 was lower than normal due to the nondeductible nature of certain losses incurred as a result of the restructuring charge taken during the period.

         Net income (loss) for the three months ended February 28, 1999 was $1.9 million compared to ($889,000) in the same period of fiscal 1998 after reflecting the restructuring charge.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 1999
COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1998

          Net sales for the six months ended February 28, 1999 were $114.1 million, a decrease of $3.1 million, or 2.6%, compared to net sales of $117.2 million in the same period of fiscal 1998. The decrease in net sales is attributable to modestly lower selling prices to customers due to lower polystyrene resin prices throughout the period, lower sales in the United Kingdom during the first fiscal quarter than in the prior year and decreased sales to certain customers in the appliance and high technology industries.

          Gross profit for the six months ended February 28, 1999 was $27.1 million, a 2.3% increase from $26.5 million in the same period of fiscal 1998. The gross profit margin increased to 23.8% from 22.6% in the previous year. The increase in gross profit margin is attributable primarily to improved operating efficiencies at several key manufacturing facilities, including those in the United Kingdom, and to the lower raw material costs.

          Selling and administrative expenses for the current six-month period were $15.4 million, a 3.9% decrease compared to $16.0 million in the previous period. Selling and administrative expenses decreased slightly as a percent of net sales to 13.5% from 13.7% in the same period last year. The dollar decrease in selling and administrative expenses is due primarily to the restructuring initiative taken in fiscal 1998 (see "Effect of Restructuring in Fiscal 1998" below).

          Net sales and operating loss for the United Kingdom operations for the six months ended February 28, 1999 were $12.5 million and ($130,000), respectively, compared with $13.9 million and ($690,000), respectively, in the same period of fiscal 1998.

          Interest expense for the six months ended February 28, 1999 amounted to $2.4 million, a 2.6% increase over the same period of fiscal 1998.

          Income before income taxes for the six months ended February 28, 1999 amounted to $9.4 million compared to $4.7 million in the same period of fiscal 1998 after reflecting the restructuring charge. The effective tax rate decreased to 37.9% compared to 38.6% in the same period of fiscal 1998 due primarily to lower effective state income tax rates.

          Net income for the six months ended February 28, 1999 was $5.9 million compared to 2.9 million earned in the same period of fiscal 1998 after reflecting the restructuring charge.

          The Company is pleased with both the improvement in the gross profit margin and the decrease in selling and administrative expenses as a percent of net sales during the first two quarters of fiscal 1999. The Company's net income for the four fiscal quarters ended February 28, 1999 represents a Company record for four consecutive fiscal quarters.


EFFECT OF RESTRUCTURING IN FISCAL 1998

          In February 1998, the Company initiated a $3.5 million restructuring plan, the principal component of which was a charge of approximately $2.1 million to cover the write-down of the carrying values of certain property and equipment no longer employed in the Company's operations. The restructuring charge also included employee termination costs of approximately $1.0 million as approximately 30 employees were terminated or accepted an early retirement package. In connection with the employee terminations, certain product design centers were consolidated. The balance of $400,000 related to other restructuring costs associated with the plan. Approximately $411,000 of the restructuring costs related to the U.K. operations.

          The restructuring was completed by the end of fiscal 1998 without any adjustment to the restructuring charge. As of February 28, 1999, only $255,000 of the amount accrued remained to be paid. Payments will continue through August 2002.

          The Company estimates that the cost savings from the restructuring during the three months ended February 28, 1999 amounted to approximately $530,000, of which approximately $117,000 resulted in a reduction in cost of sales and approximately $413,000 resulted in a reduction in selling and administrative expenses. There were similar cost savings in the preceding fiscal quarters since the plan was initiated and similar cost savings are expected for a number of years.

          The restructuring plan did not have a significant effect on the Company's operations, and the cost savings resulting from implementation of the plan are substantially as expected.


LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by operating activities for the six months ended February 28, 1999 amounted to $8.5 million compared to $5.9 million for the same period in fiscal 1998. Depreciation and amortization amounted to $8.5 million and $8.6 million for the six-month periods ended February 28, 1999 and 1998, respectively. Because a substantial portion of the Company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

          Cash and cash equivalents as of February 28, 1999 amounted to $1.1 million compared to $5.5 million at August 31, 1998 and $2.8 million at November 30, 1998. The decreases result from cash used for investing and financing activities exceeding the cash provided by operating activities. Inventories increased from $20.2 million to $22.4 million during the six months ended February 28, 1999 as the Company took advantage of the low prices for the polystyrene resins.

          Capital expenditures for property, plant and equipment during the six months ended February 28, 1999 amounted to $7.7 million, including approximately $191,000 for environmental control equipment. Close to one-half of the capital expenditures was for buildings and leasehold improvements, including the purchase of the EPS custom molding facility in Lewisburg, Tennessee, which was previously leased, additional expenditures at the Company's new custom molding facility in Brenham, Texas and installation of custom molding capabilities at the integrated materials facility in Hayward, California. A majority of the balance of the capital expenditures was for molding presses and related equipment.

          In February 1999, the Company acquired the custom molding business of Berry Packaging, Inc. in Sallisaw, Oklahoma (see Note 6 to the Condensed Consolidated Financial Statements). The Company will continue to look for acquisitions which will mesh well with the Company's business.

          Long-term debt amounted to $59.3 million at February 28, 1999, of which $56.0 million was borrowed under a credit agreement with the Company's principal bank, including $35.2 million out of an available $48.0 million revolving credit facility. In December 1998, the Company's principal bank approved an increase in the aggregate amount available under the revolving credit facility to $48.0 million from $40.0 million. Long-term debt amounted to $61.2 million at August 31, 1998.

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


YEAR 2000 ISSUES

          The Company has addressed the possible effect on the Company and its business of a malfunction of computers and other equipment with computer microchip processors that cannot properly process dates after December 31, 1999. The scope of the Company's efforts has included (i) an evaluation of the Company's business information systems and manufacturing machinery and equipment, primarily its custom molding machines, (ii) an evaluation of the Year 2000 readiness of major raw material suppliers to determine if the Company should anticipate any problems in obtaining needed raw materials and (iii) an evaluation of significant customers whose Year 2000 readiness could cause a loss of business that might be material to the Company.

          The Company has completed the evaluation of its business information systems and manufacturing machinery and equipment. Changes have been made as necessary. The Company believes its business information systems and manufacturing machinery and equipment are Year 2000 compliant.

          All major raw material suppliers have been contacted and have responded and, based on the information it has obtained, the Company does not anticipate there will be problems in obtaining necessary raw materials.

          The evaluation of the readiness of significant customers is not yet complete. Customers representing approximately 75% of the Company's total sales have been contacted concerning their Year 2000 readiness and to date responses have been received from approximately 65% of the customers contacted. No negative responses have been received.

          The Year 2000 readiness of third parties is beyond the Company's control and, although not anticipated, the most reasonably likely worst case scenario of failure of the Company's key suppliers and customers to resolve their Year 2000 issues would be a short-term shutdown of manufacturing operations at one or more of the Company's facilities. In order to minimize the risk of failure of third parties to correct their Year 2000 issues in a timely manner, the Company is preparing a contingency plan that would be put into effect if one or more of its plants were to be rendered inoperative. The plan will likely include stockpiling of various raw materials and finished goods, purchasing raw materials from a number of suppliers with which the Company does not currently do business and creating a plan to quickly move manufacturing machinery and/or production molds from plants rendered inoperative to other similar plants to fulfill production requirements. The Company's contingency plan is expected to be completed by the end of the third quarter of fiscal 1999.

          Management believes, based on its own investigation and the information it has obtained, that any unforeseen problems that might arise should be resolved without materially affecting the Company's business, results of operations or financial condition. The cost to the Company to date of assessing and remediating Year 2000 issues has not been significant. Estimated future costs are also not expected to be of any significance.

OTHER

          The impact of inflation on both the Company's financial position and results of operations has been minimal and is not expected to adversely effect fiscal 1999 results.

          In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which must be adopted by the Company before the end of the 1999 fiscal year. In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which must be adopted by the Company before the end of its 2001 fiscal year. These Statements, when adopted by the Company, are not expected to have a material effect on the consolidated financial statements.

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Shareholders was held on December 17, 1998. The holders of 8,385,723 shares of the Company's Common Stock (approximately 88.1% of the shares entitled to be voted) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (i) the election of three persons to serve as directors for a three-year term expiring at the annual meeting of shareholders in 2001, (ii) the adoption of an amendment of the Company's Restated Articles of Incorporation to increase the authorized number of shares of the Company's Common Stock, without par value, from 20,000,000 shares to 50,000,000 shares and to increase the authorized number of shares of the Company's Preferred Stock, par value $.01 per share, from 1,000,000 shares to 2,000,000 shares and (iii) the ratification of the appointment of Ernst & Young, LLP as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1999 fiscal year.

       David I. Cohen, Abe Farkas and John P. O'Leary, Jr., the nominees of the Company's Board of Directors, were elected to serve as directors until 2001. There were no other nominees. Shares were voted as follows:

                                                                        Withhold
           Name                                      For                Vote For
           ----                                      ---                --------

         David I. Cohen                            8,083,362            302,361
         Abe Farkas                                8,078,451            307,272
         John P. O'Leary, Jr.                      8,087,026            298,697

         The amendment of the Company's Restated Articles of Incorporation to increase the authorized number of shares of the Company's Common Stock and Preferred Stock was adopted; affirmative votes, 5,617,854 shares; negative votes, 1,767,532 shares; and abstained, 97,903 shares.

       The appointment of Ernst & Young, LLP as the independent public accountants for the 1999 fiscal year was ratified: affirmative votes, 8,239,434 shares; negative votes, 122,688 shares; and abstained, 23,602 shares.

Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits

       The exhibits listed below are filed as a part of this quarterly report.

               Exhibit No.                              Document
               -----------                              --------
                    4                   Third Amendment, effective December 31, 1998,
                                        to the Loan Agreement, dated as of August 14,
                                        1996, between the Company and Mellon Bank, N.A.
                                        with First Amended and Restated Revolving Credit
                                        Note, dated December 31, 1998, attached.

                   27                   Financial Data Schedule.

       (b)   Reports on Form 8-K

       No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended February 28, 1999.

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Tuscarora Incorporated
                                                     (Registrant)


Date:   April 14, 1999                           By /s/ John P. O'Leary, Jr.
              --                                    ----------------------------
                                                    John P. O'Leary, Jr.,
                                                    President and
                                                    Chief Executive Officer


Date:   April 14, 1999                           By /s/ Brian C. Mullins
              --                                    ----------------------------
                                                    Brian C. Mullins,
                                                    Senior Vice President,
                                                    Chief Financial Officer
                                                    and Treasurer (Principal
                                                    Financial Officer and
                                                    Principal Accounting
                                                    Officer)

                             TUSCARORA INCORPORATED
                  FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 1999



                                  EXHIBIT INDEX



               The following exhibits are filed as a part of this quarterly report on Form 10-Q.


        Exhibit No.                                             Document
        -----------                                             --------
             4                                     Third Amendment, effective December 31, 1998,
                                                   to the Loan Agreement, dated as of August 14,
                                                   1996, between the Company and Mellon Bank, N.A.
                                                   with First Amended and Restated Revolving Credit
                                                   Note, dated December 31, 1998, attached.

            27                                     Financial Data Schedule.