Form 10-Q
period 1999-05-31
TUSCARORA INC
filed 1999-07-15
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number 000-17051

                             Tuscarora Incorporated
             -------------------------------------------------------
             (Exact name of registrant as specified in the charter.)


        Pennsylvania                                          25-1119372
-------------------------------                           ------------------
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

         As of July 1, 1999, 9,462,239 shares of Common Stock, without par value, of the registrant were outstanding.

                             TUSCARORA INCORPORATED


                                      INDEX


                                                                        Page
                                                                        ----
Part I.  Financial Information

         Item 1.   Financial Statements.

         Condensed Consolidated Balance Sheets at
         May 31, 1999 and August 31, 1998                                 3

         Condensed Consolidated Statements of
         Income - Three and nine month periods
         ended May 31, 1999 and May 31, 1998                              4

         Condensed Consolidated Statements of
         Cash Flows - Nine months ended May 31,
         1999 and May 31, 1998                                            5

         Notes to Condensed Consolidated Financial
         Statements                                                    6 - 8

         Item 2.   Management's Discussion and Analysis
                   of Results of Operations and Financial
                   Condition                                           9 - 13

Part II. Other Information

         Item 1.   Legal Proceedings                                     14

         Item 6.   Exhibits and Reports on Form 8-K                      14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TUSCARORA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MAY 31,          AUGUST 31,
                                                                                      1999               1998
                                                                                  -------------      -------------
                                                                                   (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash and cash equivalents                                                     $  3,071,189       $  5,452,281
     Trade accounts receivable, net of provision for losses                          36,169,133         34,239,819
     Inventories                                                                     22,270,124         20,158,857
     Prepaid expenses and other current assets                                        5,183,871          1,955,310
                                                                                   ------------       ------------
                                                                                     66,694,317         61,806,267

PROPERTY, PLANT AND EQUIPMENT, net                                                   98,887,238         97,538,209

OTHER ASSETS
     Goodwill                                                                         8,660,627          8,905,355
     Other non-current assets                                                         3,294,495          3,916,075
                                                                                   ------------       ------------

               Total Assets                                                        $177,536,677       $172,165,906
                                                                                   ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Current maturities of long-term debt                                          $  5,321,709       $  5,321,709
     Accounts payable                                                                16,800,273         14,178,763
     Accrued income taxes                                                                    --            337,711
     Accrued payroll and related taxes                                                  947,180          1,133,192
     Other current liabilities                                                        4,158,317          5,975,400
                                                                                   ------------       ------------
                                                                                     27,227,479         26,946,775

LONG-TERM DEBT - less current maturities                                             60,553,375         61,184,124

DEFERRED INCOME TAXES                                                                 1,180,491          1,677,978

OTHER LONG-TERM LIABILITIES                                                           2,679,571          2,833,072
                                                                                   ------------       ------------
               Total Liabilities                                                     91,640,916         92,641,949

SHAREHOLDERS' EQUITY
     Preferred Stock - par value $.01 per share;
          authorized shares, 2,000,000; none issued                                          --                 --
     Common Stock - without par value; authorized shares,
          50,000,000; issued shares, 9,540,190 at May 31,
          1999 and 9,530,856 at August 31, 1998                                       9,540,190          9,530,856
     Capital surplus                                                                  1,542,400          1,435,582
     Retained earnings                                                               75,952,008         68,240.138
     Foreign currency translation adjustment                                           (327,018)           392,150
                                                                                   ------------       ------------
                                                                                     86,707,580         79,598,726
     Less cost of reacquired shares of Common Stock;
          63,220 shares at May 31, 1999 and 4,620 shares at
          August 31, 1998                                                              (811,819)           (74,769)
                                                                                   ------------       ------------
               Total Shareholders' Equity                                            85,895,761         79,523,957
                                                                                   ------------       ------------

               Total Liabilities and Shareholders' Equity                          $177,536,677       $172,165,906
                                                                                   ============       ============


Note: The consolidated balance sheet at August 31, 1998 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         MAY 31,                                   MAY 31,
                                                 1999               1998                    1999               1998
                                            -------------      -------------           -------------      -------------
Net Sales                                     $59,703,336        $59,607,631            $173,809,651       $176,819,100

Cost of Sales                                  46,008,568         46,429,276             133,013,945        137,138,285
                                              -----------        -----------            ------------       ------------

             Gross profit                      13,694,768         13,178,355              40,795,706         39,680,815

Selling and Administrative Expenses             7,984,533          7,551,497              23,385,059         23,582,215
Restructuring Costs                                    --                 --                      --          3,495,336
Interest Expense                                1,078,593          1,288,094               3,472,509          3,622,034
Other (Income) Expense                           (135,473)           117,743                (265,703)            62,237
                                              -----------        -----------            ------------       ------------
             Total expenses                     8,927,653          8,957,334              26,591,865         30,761,822
                                              -----------        -----------            ------------       ------------

             Income before income taxes         4,767,115          4,221,021              14,203,841          8,918,993

Provision for Income Taxes                      1,768,152          1,650,773               5,348,236          3,465,559
                                              -----------        -----------            ------------       ------------

             Net income                       $ 2,998,963        $ 2,570,248            $  8,855,605       $  5,453,434
                                              ===========        ===========            ============       ============


Basic net income per common share                   $0.32              $0.27                   $0.93              $0.58
                                                    =====              =====                   =====              =====

Diluted net income per common share                 $0.31              $0.27                   $0.92              $0.56
                                                    =====              =====                   =====              =====


Cash dividend declared per common share             $0.00              $0.00                   $0.12              $0.11
                                                    =====              =====                   =====              =====


See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED MAY 31,
                                                                                     1999              1998
                                                                                 ------------      ------------
Operating Activities
     Net Income                                                                  $  8,855,605      $  5,453,434

     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation                                                             11,980,162        12,067,400
          Amortization                                                                910,636           858,930
          Write down of assets due to restructuring                                        --         2,085,774
          Provision for losses on receivables                                         123,584           356,387
          Decrease in deferred income taxes                                          (436,863)       (1,160,104)
          (Gain) loss on disposition of property, plant and equipment, net           (104,109)          269,928
          Stock compensation expense                                                    9,090            10,357

     Changes in operating assets and liabilities, net of effects of business acquisitions:
          Decrease (increase):
              Trade accounts receivable                                            (1,739,750)       (1,623,654)
              Inventories                                                          (1,651,362)       (2,237,954)
              Prepaid expenses and other current assets                            (2,768,498)       (1,440,766)
              Other non-current assets                                                (84,678)         (164,082)
          Increase (decrease):
              Accounts payable                                                      2,396,594        (2,426,705)
              Accrued income taxes                                                   (901,730)          234,330
              Accrued payroll and related taxes                                      (202,451)          154,095
              Other current liabilities                                            (1,735,575)          (94,217)
              Other long-term liabilities                                            (303,975)          (22,873)
                                                                                 ------------      ------------
                 Cash provided by operating activities                             14,346,680        12,320,280
                                                                                 ------------      ------------

Investing Activities
     Purchase of property, plant and equipment                                    (12,692,624)      (20,849,776)
     Business acquisitions, net of cash acquired                                   (2,422,169)         (135,145)
     Proceeds from sale of property, plant and equipment                              760,798         1,060,164
                                                                                 ------------      ------------
                 Cash used for investing activities                               (14,353,995)      (19,924,757)
                                                                                 ------------      ------------

Financing Activities
     Proceeds from long-term debt                                                   3,500,000         8,000,000
     Payments on long-term debt                                                    (4,120,281)       (3,989,189)
     Dividends paid                                                                (1,143,735)       (1,042,887)
     Proceeds from sale of Common Stock                                               107,053           166,811
     Payments to reacquire Common Stock                                              (737,050)               --
                                                                                 ------------      ------------
                 Cash provided by (used for) financing activities                  (2,394,013)        3,134,735
                                                                                 ------------      ------------

Effect of Foreign Currency Exchange Rate Changes
     on Cash and Cash Equivalents                                                      20,236            34,227
                                                                                 ------------      ------------

               Net decrease in cash and cash equivalents                           (2,381,092)       (4,435,515)

Cash and Cash Equivalents at Beginning of Period                                    5,452,281         5,095,149
                                                                                 ------------      ------------

Cash and Cash Equivalents at End of Period                                       $  3,071,189      $    659,634
                                                                                 ============      ============

See notes to condensed consolidated financial statements.

                             TUSCARORA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Condensed Consolidated Financial Statements

               The condensed consolidated balance sheet at May 31, 1999 and the consolidated statements of income and consolidated statements of cash flows for the periods ended May 31, 1999 and May 31, 1998 have been prepared by the Company, without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1999 and for the periods presented have been made.

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

               The results of operations for the period ended May 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

2.   Inventories

               Inventories are summarized as follows:

                                                           May 31,           August 31,
                                                            1999                1998
                                                         -----------        -----------
     Finished goods                                      $10,801,641        $10,454,863
     Work in process                                         168,277            257,055
     Raw materials                                         9,921,581          7,510,482
     Supplies                                              1,378,625          1,936,457
                                                         -----------        -----------

                                                         $22,270,124        $20,158,857
                                                         ===========        ===========

3.   Comprehensive Income

               As of September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments which are reported separately in shareholders' equity to be included in comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Total comprehensive income for the three and nine month periods ended May 31, 1999 and 1998 was as follows:

                                                         Three Months Ended                Nine Months Ended
                                                                May 31,                          May 31,
                                                         1999            1998              1999            1998
                                                      ----------      -----------       ----------     -----------
     Net Income                                      $2,998,963       $2,570,248       $8,855,605       $5,453,434
     Foreign currency translation (loss) gain            78,739          (32,771)        (719,168)          45,345
                                                     ----------       ----------       ----------       ----------

     Comprehensive income                            $3,077,702       $2,537,477       $8,136,437       $5,498,779
                                                     ==========       ==========       ==========       ==========

               At May 31, 1999 and August 31, 1998, accumulated other comprehensive income (expense) which consisted entirely of foreign currency translation adjustments, amounted to ($327,018) and $392,150, respectively.

4.   Net Income Per Share

               The following table sets forth the computation of basic and diluted net income per common share in accordance with the provisions of SFAS No. 128:

                                                        Three Months Ended                 Nine Months Ended
                                                              May 31,                           May 31,
                                                       1999              1998             1999             1998
                                                    ----------       ----------        ----------       ----------
     Net income                                     $2,998,963       $2,570,248        $8,855,605       $5,453,434
                                                    ==========       ==========        ==========       ==========

     Weighted average common
          shares outstanding - basic                 9,488,484        9,488,238         9,508,055        9,482,156
     Effect of dilutive securities:
          Stock options                                 68,737          149,858            76,294          179,916
                                                    ----------       ----------        ----------       ----------
     Weighted average common
          shares outstanding - diluted               9,557,221        9,638,096         9,584,348        9,662,072

     Basic net income per common share                   $0.32            $0.27             $0.93            $0.58
                                                         =====            =====             =====            =====

     Diluted net income per common share                 $0.31            $0.27             $0.92            $0.56
                                                         =====            =====             =====            =====

               Securities not included in the computation of diluted net income per share for the periods presented were as follows:

                                                     Three Months Ended                   Nine Months Ended
                                                            May 31,                             May 31,
                                                   1999               1998              1999                 1998
                                               -------------       -----------      -------------       ----------
     Stock options                                   971,819           310,487            866,734          147,795
     Option price range                        $12.82-$19.16     $16.50-$19.16      $12.82-$19.16           $19.16
     Expiration date                             10/24/05 -        10/24/05-          10/24/05 -          10/22/07
                                                    10/25/08          10/22/07           10/25/08

               The options to purchase shares of Common Stock not included in the computation of diluted net income per share for the periods presented were excluded because the exercise price of the stock options was greater than the average market price of the Common Stock during the periods.

5.   Business Acquisition

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

6.   Share Repurchase Program

               In October 1998, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of the Company's Common Stock at prices not to exceed $15 per share through the end of August 1999. During the nine months ended May 31, 1999, the Company purchased 58,600 shares of Common Stock at prices ranging from $9.94 to $13.94.

7.   Claims and Contingencies

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

8.   Other Information

               In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which must be adopted by the Company before the end of the 1999 fiscal year. In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133." This Statement defers for one year the effective date of SFAS No. 133. This Statement now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000," These Statements, when adopted by the Company, are not expected to have a material effect on the consolidated financial statements.

9.   Subsequent Event

               On July 14, 1999, the Company announced that it had agreed to acquire the principal business and operating assets of Lane Container Company of Dallas, Texas. The transaction is expected to be completed on September 1, 1999. Lane Container has particular expertise in specialty corrugated containers, heavy wall corrugated fabrication and custom wood crating services and is expected to add in excess of $8 million of new revenues in fiscal 2000. The consideration to be paid consists of cash and assumed liabilities as well as additional cash consideration which may be paid to the seller based on sales realized by the business acquired. The acquisition will be accounted for as a purchase and it is expected that a portion of the purchase price will be allocated to goodwill.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1999
COMPARED TO THIRD QUARTER FISCAL 1998

          Net sales for the three months ended May 31, 1999 were $59.7 million, an increase of $100,000, or 0.2%, compared with net sales of $59.6 million in the same period of fiscal 1998. The increase in net sales is attributable to higher sales in the consumer electronics sector, a return to more normal production levels by certain customers in the appliance and high technology industries when compared with the second quarter of fiscal 1999 and to a lesser extent, the acquisition of Berry Packaging, Inc. in February 1999. These items were offset by modestly lower selling prices to customers due to lower polystyrene resin prices. Higher selling prices to customers are expected in the latter part of the fourth quarter as an announced increase in EPS resin prices will result in higher selling prices for the Company's EPS products.

          Gross profit for the three months ended May 31, 1999 was $13.7 million, a 3.9% increase from $13.2 million in the same three-month period of fiscal 1998. The gross profit margin increased to 22.9% from 22.1% in the previous fiscal year. The increase in gross profit margin is attributable to higher operating efficiencies and the lower raw material costs. The Company expects that, with the improved operating efficiencies being experienced at certain of the Company's facilities, the gross profit margin will continue to improve during the balance of the fiscal year.

          Selling and administrative expenses for the current three-month period were $8.0 million, a 5.7% increase compared to $7.6 million in the previous period. Selling and administrative expenses increased as a percent of net sales to 13.4% from 12.7% in the same period last year. The dollar increase in selling and administrative expenses is due to increased employee costs.

          Net sales and operating income (loss) for the U.K. operations for the three months ended May 31, 1999 were $6.5 million and $136,000, respectively, compared to $6.2 million and ($485,000), respectively, in the same period of fiscal 1998.

          Interest expense for the three months ended May 31, 1999 amounted to $1.1 million, a 16.3% decrease from $1.3 million during the same period of fiscal 1998.

          Income before income taxes for the three months ended May 31, 1999 amounted to $4.8 million compared to $4.2 million in the same period of fiscal 1998. The effective tax rate decreased to 37.1% compared to 39.1% in the same period of fiscal 1998 due primarily to lower effective state income tax rates.

          Net income for the three months ended May 31, 1999 was $3.0 million compared to $2.6 million earned in the same period of fiscal 1998.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 1999
COMPARED TO NINE MONTHS ENDED MAY 31, 1998

          Net sales for the nine months ended May 31, 1999 were $173.8 million, a decrease of $3.0 million, or 1.7%, compared to net sales of $176.8 million in the same period of fiscal 1998. The decrease in net sales is attributable to modestly lower selling prices to customers due to lower polystyrene resin prices throughout the period, lower sales in the United Kingdom during the first fiscal quarter than in the prior year and decreased sales to certain customers in the appliance and high technology industries in the second fiscal quarter than in the prior year.

          Gross profit for the nine months ended May 31, 1999 was $40.8 million, a 2.8% increase from $39.7 million in the same period of fiscal 1998. The gross profit margin increased to 23.5% from 22.4% in the previous year. The increase in gross profit margin is attributable primarily to improved operating efficiencies at several key manufacturing facilities, including those in the United Kingdom, and to the lower raw material costs.

          Selling and administrative expenses for the current nine-month period were $23.4 million, a 0.8% decrease compared to $23.6 million in the previous period. Selling and administrative expenses increased slightly as a percent of net sales to 13.5% from 13.3% in the same period last year. The dollar decrease in selling and administrative expenses is due to the restructuring initiative taken in fiscal 1998 (see "Effect of Restructuring in Fiscal 1998" below).

          Net sales and operating income (loss) for the United Kingdom operations for the nine months ended May 31, 1999 were $19.0 million and $5,000, respectively, compared with $20.1 million and ($1.2 million), respectively, in the same period of fiscal 1998.

          Interest expense for the nine months ended May 31, 1999 amounted to $3.5 million, a 4.1% decrease over the same period of fiscal 1998.

          Income before income taxes for the nine months ended May 31, 1999 amounted to $14.2 million compared to $8.9 million in the same period of fiscal 1998 after reflecting the restructuring charge. The effective tax rate decreased to 37.7% compared to 38.9% in the same period of fiscal 1998 due primarily to lower effective state income tax rates.

          Net income for the nine months ended May 31, 1999 was $8.9 million compared to $5.5 million earned in the same period of fiscal 1998 after reflecting the restructuring charge.

          The Company is pleased with both the improvement in the gross profit margin and the decrease in selling and administrative expenses during the first three quarters of fiscal 1999. The Company's net income for the four fiscal quarters ended May 31, 1999 represents a Company record for four consecutive fiscal quarters.


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

          The restructuring was completed by the end of fiscal 1998 without any adjustment to the restructuring charge. As of May 31, 1999, only $206,000 of the amount accrued remained to be paid. Payments will continue through August 2002.

          The Company estimates that the cost savings from the restructuring during the three months ended May 31, 1999 amounted to approximately $530,000, of which approximately $117,000 resulted in a reduction in cost of sales and approximately $413,000 resulted in a reduction in selling and administrative expenses. There were similar cost savings in the preceding fiscal quarters since the plan was initiated and similar cost savings are expected for a number of years.

          The restructuring plan did not have a significant effect on the Company's operations, and the cost savings resulting from implementation of the plan are substantially as expected.


LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by operating activities for the nine months ended May 31, 1999 amounted to $14.3 million compared to $12.3 million for the same period in fiscal 1998. Depreciation and amortization amounted to $12.9 million for each of the nine-month periods ended May 31, 1999 and 1998. Because a substantial portion of the Company's operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

          Cash and cash equivalents as of May 31, 1999 amounted to $3.1 million compared to $5.5 million at August 31, 1998 and $1.1 million at February 28, 1999. The decreases result from cash used for investing and financing activities exceeding the cash provided by operating activities. Inventories increased from $20.2 million to $22.3 million during the nine months ended May 31, 1999 as the Company took advantage of the low prices for the polystyrene resins.

          Capital expenditures for property, plant and equipment during the nine months ended May 31, 1999 amounted to $12.7 million, including approximately $282,000 for environmental control equipment. Approximately one-third of the capital expenditures were for buildings and leasehold improvements, including the purchase of the EPS custom molding facility in Lewisburg, Tennessee, which was previously leased, additional expenditures at the Company's new custom molding facility in Brenham, Texas and installation of custom molding capabilities at the integrated materials facility in Hayward, California. A majority of the balance of the capital expenditures was for molding presses and related equipment.

          In February 1999, the Company acquired the custom molding business of Berry Packaging, Inc. in Sallisaw, Oklahoma for cash (see Note 5 to the Condensed Consolidated Financial Statements) and on July 14, 1999, the Company announced that it had agreed to acquire the principal business and operating assets of Lane Container Company in Dallas, Texas (see Note 9 of the Condensed Consolidated Financial Statements). The Company will continue to look for acquisitions which will mesh well with the Company's business.

          Long-term debt amounted to $60.6 million at May 31, 1999, of which $57.4 million was borrowed under a credit agreement with the Company's principal bank, including $37.7 million out of an available $48.0 million revolving credit facility. Long-term debt amounted to $61.2 million at August 31, 1998.

          On December 16, 1998, the Company declared a regular semi-annual cash dividend of $0.12 per share payable on January 8, 1999 to shareholders of record on December 28, 1998. On June 11, 1999, the Company declared a regular semi-annual cash dividend of $0.12 per share payable on July 2, 1999 to shareholders of record on June 22, 1999. Cash dividends of $0.11 per share were paid in both January and July 1998.

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

          The evaluation of the readiness of significant customers is not yet complete. Customers representing approximately 75% of the Company's total sales have been contacted concerning their Year 2000 readiness and to date responses have been received from approximately 70% of the customers contacted.
No negative responses have been received.

          The Year 2000 readiness of third parties is beyond the Company's control and, although not anticipated, the most reasonably likely worst case scenario of failure of the Company's key suppliers and customers to resolve their Year 2000 issues would be a short-term shutdown of manufacturing operations at one or more of the Company's facilities. In order to minimize the risk of failure of third parties to correct their Year 2000 issues in a timely manner, the Company has been working on a contingency plan that would be put into effect if one or more of its plants were to be rendered inoperative. The plan includes stockpiling of various raw materials and finished goods, purchasing raw materials from a number of new raw material suppliers and a plan to quickly move manufacturing machinery and/or production molds from any plants that might be rendered inoperative to other similar plants to fulfill production requirements. The Company's contingency plan should be fully reduced to writing and in final form by the end of the fiscal year.

          Management believes, based on its own investigation and the information it has obtained, that any unforeseen problems that might arise should be resolved without materially affecting the Company's business, results of operations or financial condition. The cost to the Company of assessing and remediating Year 2000 issues has not been, and is not expected to be, significant.

OTHER

          The impact of inflation on both the Company's financial position and results of operations has been minimal and is not expected to adversely effect fiscal 1999 results.

          In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which must be adopted by the Company before the end of the 1999 fiscal year. In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133." This Statement defers for one year the effective date of SFAS No. 133. This Statement will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements, when adopted by the Company, are not expected to have a material effect on the consolidated financial statements.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings
          -----------------

          John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased v. Tuscarora Incorporated, et al., Case No. 96CV-0511 in the Court of Common Pleas of Marion County, Ohio. This lawsuit is described in the Company's Form 10-K for its fiscal year ended August 31, 1998. The information contained in the Form 10-K is incorporated herein by reference. It is the Company's understanding that recently the plaintiff settled its claims against Kaneka America Corporation and Kaneka Texas Corporation. Earlier the plaintiff voluntarily released its claims against Toyo Machine and Metal Co., Ltd. The result of these developments is that only Count I of the Complaint for Wrongful Death against the Company remains at issue. Count I states an intentional employer tort claim and alleges that the Deceased, an employee of the Company who was killed in May 1996 while working on a molding machine at the Company's custom molding plant in Marion, Ohio, was wrongfully killed as a result of certain alleged intentional conduct of the Company. Plaintiff seeks both compensatory and punitive damages from the Company of not less than $5,000,000.

          The Company is vigorously contesting the lawsuit which has been scheduled for trial in October 1999. The Company has denied the allegations against it and has asserted various defenses including that the plaintiff's claim is barred pursuant to the Ohio Workers' Compensation statute. In the opinion of Management, the disposition of the lawsuit should not have a material adverse effect on the Company's financial position or results of operations.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

       (a)   Exhibits
             --------

       The exhibits listed below are filed as a part of this quarterly report.

               Exhibit No.                                        Document
               -----------                      --------------------------------------------
                   10                           Employment Continuation Agreement, dated
                                                  March 22, 1999, between James H. Brakebill
                                                  and the Company.

                   27                           Financial Data Schedule for the nine months ended
                                                  May 31, 1999.

       (b)  Reports on Form 8-K
            -------------------

       No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended May 31, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tuscarora Incorporated
                                                (Registrant)


Date:   July 15, 1999                     By  /s/ John P. O'Leary, Jr.
                                             --------------------------------
                                                  John P. O'Leary, Jr.,
                                                  President and
                                                  Chief Executive Officer


Date:   July 15, 1999                     By  /s/ Brian C. Mullins
                                             --------------------------------
                                                  Brian C. Mullins,
                                                  Senior Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting
                                                  Officer)

                             TUSCARORA INCORPORATED
                    FORM 10-Q FOR QUARTER ENDED MAY 31, 1999



                                  EXHIBIT INDEX



          The following exhibits are filed as a part of this quarterly report on Form 10-Q.


         Exhibit No.                               Document
         -----------              -------------------------------------------------
             10                   Employment Continuation Agreement, dated
                                    March 22, 1999, between James H. Brakebill
                                    and the Company.

             27                   Financial Data Schedule for the nine months ended
                                    May 31, 1999.