Form 10-K
period 1999-08-31
TUSCARORA INC
filed 1999-11-24
CIK 821538

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-17051

                             TUSCARORA INCORPORATED
             (Exact name of registrant as specified in its charter)

            Pennsylvania                             25-1119372
    (State or other jurisdiction of                 (IRS employer
     incorporation or organization)               Identification No.)



           800 Fifth Avenue
       New Brighton, Pennsylvania                       15066
 (Address of principle executive offices)             (Zip Code)


        Registrant's telephone number, including area code: 724-843-8200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                        Preferred Share Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ].


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The registrant estimates that as of October 22, 1999 the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $86,242,000.

         As of October 22, 1999, 9,406,386 shares of Common Stock of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Annual Report to Shareholders for its fiscal year ended August 31, 1999 are incorporated by reference into Parts I and II of this annual report.

         Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on December 16, 1999 are incorporated by reference into
Part III of this annual report.

                                     PART I
ITEM 1.  BUSINESS.

         Tuscarora Incorporated (the "Company") was incorporated in 1962 as Tuscarora Plastics, Inc. The corporate name was changed in 1992 to reflect changes in the Company's business.

         The Company custom designs and manufactures protective packaging and material handling products and supplies custom designed components for industrial and consumer product applications. In each of its markets, the Company's focus is to engineer a practical, cost effective solution to meet each customer's specific end-use requirements.

         The Company is the largest manufacturer of custom molded products made from expanded foam plastic materials in the United States. Protective packaging and material handling products and components are manufactured using custom molded foam plastic materials and thermoplastics. Protective packaging and material handling products are also manufactured by using a variety of materials, including corrugated paperboard, molded and/or diecut foam plastics, thermoformed plastics and wood either alone or in various combinations. The range of material options offered enables the Company to be competitive vis-a-vis companies that only offer products made from a single material. The Company's products are manufactured at the Company's custom molding, integrated materials and thermoforming facilities (see "Manufacturing" below).

         In each of the 1999, 1998 and 1997 fiscal years, the protective packaging and material handling products contributed approximately 86% of the Company's net sales. The remainder was accounted for by the component products.

         In prior years, the Company has discussed four primary target markets for the Company's products: high technology, automotive, consumer electronics and appliances. During the 1999 fiscal year, the Company experienced significant sales increases in two other market sectors which hold growth potential for the
Company: pharmaceuticals and specialty chemicals and building products and office furniture. These market sectors have been added to the Company's list of primary target markets. During the 1999 fiscal year, the target markets accounted for the following approximate percentages of the Company's net sales: high technology - 25%, automotive and recreational vehicles - 18%, consumer electronics - 17%, appliances, large and small - 15%, building products and office furniture - 10% and pharmaceuticals and specialty chemicals - 7%. The Company competes in other market sectors as well.

         The Company serves more than 3,600 customers, substantially all of which are located in North America and the

British Isles. For the 1999 fiscal year, no customer accounted for more than 4%, and the Company's ten largest customers accounted for approximately 22%, of the Company's net sales.

PROTECTIVE PACKAGING AND MATERIAL
 HANDLING PRODUCTS

         The protective packaging products made from foam plastic and other materials are used to protect a wide range of finished products during shipment. The products are designed to reduce or eliminate damage that may occur during shipment and handling as a result of shock, vibration or wide temperature fluctuations. Goods packaged in the Company's protective packaging include such items as:

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

Until recently, the Company's focus has been limited to providing interior protective packaging; i.e., packaging where the customer's goods, together with the Company's protective packaging, are placed inside exterior shipping containers prior to shipment. Presently, the Company more and more has been providing protective packaging that includes outer containers made of corrugated paperboard, wood or thermoplastics. The Company also supplies customers with value added features such as molded or diecut partitions that position accessories such as electronic cables and operating manuals that are shipped with the customer's goods. Similar value added secondary services are also being provided in regard to the Company's material handling products and components (see "Components" below).

         The material handling products generally serve the same purposes and functions as the protective packaging products but are used primarily in intra-plant and inter-plant movement of parts and components rather than shipment of finished goods. For example, automobile manufacturers and their suppliers transport parts to assembly plants using foam dunnage trays made by the Company. Material handling products also frequently serve as carriers to position parts for automated assembly. The Company also manufactures insulated shippers which transport temperature-sensitive materials for the pharmaceutical and chemical industries. The material handling products are generally more durable than the protective packaging products and are usually reusable, providing a cost-effective means of transporting materials that are sensitive or difficult to handle. Most of the material handling products are foam plastic shapes; however, certain material handling products, such as durable returnable material handling pallets, trays and fixtures, are made from thermoformed as well as integrated materials.

         The protective packaging and material handling products made from expanded foam plastic materials possess an unusual combination of useful properties such as exceptional lightness, impact resistance and shock absorbency, toughness and strength, thermal insulating efficiency, temperature tolerance, buoyancy and chemical and biological neutrality. The cost of the products to the customer is often less than alternative types of materials because, pound for pound, less material is required to provide equal or better protection. These products can also be easily and quickly handled thus reducing the customer's labor costs. Because foam plastic packaging shapes frequently require less space and are lighter than most other packaging materials, the customer is often able to reduce its product shipping costs. Similarly, properly designed foam plastic material handling devices often increase total yield per transportation container, thus reducing intra-plant or inter-plant freight cost.

         The protective packaging and material handling products made from a variety of materials are made by integrating foam plastic shapes with other materials such as corrugated paperboard and wood to produce products with superior properties and/or lower costs compared to products made from a single material. As a result of the recent acquisition of Lane Container Company (see "Business Acquisitions" below), the Company's product offerings of specialty corrugated containers and custom wood crating products have been significantly enhanced.

         Thermoformed products are used to hold goods and parts in place during shipment or handling. Thermoformed products are used where the shock absorbency or thermal insulating properties of foam plastic are not required. Because transparent plastic materials can be thermoformed, these materials are often used to create a package that allows the consumer to view the enclosed product. The Company supplies thermoformed products to most of the Company's target markets.

         For the 1999, 1998 and 1997 fiscal years, sales of products manufactured by the Company's integrated materials facilities accounted for approximately 20%, 19% and 18%, respectively, of the Company's net sales.

         During the 1999, 1998 and 1997 fiscal years, sales of products manufactured by the Company's thermoforming facilities, including components (see "Components" below), accounted for approximately 5%, 6% and 4%, respectively, of the Company's net sales.

COMPONENTS

         The Company manufactures molded foam plastic shapes which are used as components in automobiles, watercraft and recreational vehicles. Due to their light weight and high energy-absorbing properties, molded foam shapes are used as bumper cores and are positioned in door panels, steering wheels and dashboards to provide added passenger protection. Flotation and/or seating assemblies are made for watercraft and recreational vehicles.

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

         In the high technology area, the Company has a license for E-PAC, a design-for-assembly technology, utilizing foam plastic shapes. E-PAC is a concept for the internal assembly of electronic components that enables electronic device manufacturers to reduce both material cost and assembly time by bundling delicate electronic componentry into a lightweight, protective carrier that is placed inside an exterior housing.

         The Company also makes components from thermoformed materials. Components made from thermoformed materials are used in applications such as garage door panels and motor vehicle trim.

CUSTOM DESIGN

         Virtually all of the Company's products are custom designed. The Company has eight design and testing centers which support the Company's sales efforts and manufacturing operations. The centers are staffed by design and engineering personnel who study and evaluate the requirements of the Company's customers. Five of the centers are certified International Safe Transit Association (ISTA) testing laboratories. The Company's customers make extensive use of the design and testing centers.

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

         The design and testing centers and mold making facility are equipped with and extensively use computer-aided design (CAD) and computer-aided manufacturing (CAM) systems.

MANUFACTURING

         The Company has five operating divisions and 36 manufacturing facilities, including the mold making facility. All but six of the facilities are located in the United States; four are in the United Kingdom and two in Mexico. The divisions are the Eastern Division, Midwestern Division, Southern Division and Western Division (which includes the Mexican operations) in the United States and the U.K. Division. The divisions in the United States, each of which consists of from six to ten manufacturing facilities, were formed in recognition of the Company's expansion nationwide and the corresponding need for management decentralization.

         The Company's manufacturing facilities are generally strategically situated near manufacturing facilities of major customers and/or major markets. The location of the manufacturing facilities, as well as the design and testing centers and sales offices, is set forth under Item 2 of this annual report.

         Custom molded foam plastic products are produced by causing plastic beads to be blown into an aluminum production mold inserted in an automatic molding machine. Time and pressure controlled heat (in the form of steam) is applied to the beads in the mold, causing the beads to further expand, soften and fuse together to form the shape of the product which is then stabilized before removal from the molding machine. Significant capital expenditures for molding machines and auxiliary equipment are required to manufacture custom molded products. Auxiliary equipment includes air compressors, steam boilers, cooling towers, conveyors, drying equipment and a wide variety of other standard industrial machinery and equipment. The major items of expense in the manufacture of the custom molded products are the plastic resins from which the products are made, labor and the utilities needed to operate the molding machines and other equipment.

         The manufacture of the products made from integrated materials and the thermoformed products is less capital intensive. In the integrated materials operations, the machinery and equipment consists primarily of machining and fabricating equipment for forming foam plastic, corrugated paperboard and wood products. Fabrication of foam plastic involves the cutting of shapes from billets or planks of foam plastic using specialized cutting tools and hot wire equipment. Fabrication of corrugated paperboard involves slitting, die-cutting, folding and gluing the paperboard. The fabrication of wood products employs conventional power saws and other wood-working machinery. The fabricated parts are then assembled to produce products to meet each customer's specific end-use requirements.

         Thermoforming is the process by which rigid sheets of hard thermoplastic, such as ABS or high density polyethylene, are heated and then vacuum and/or pressure formed over molds to create specific shapes. As a result of recent acquisitions (see "Business Acquisitions" below), the Company has the ability to produce thermoformed products from thin gauge material in a roll-fed in-line manufacturing process as well as from heavy gauge material through a sheet-fed process.

         Where necessary, molded foam plastic shapes and thermoformed shapes used in the manufacture of products made from integrated materials are shipped from the facility where these shapes are made to the appropriate integrated materials facility for integration with other materials.

         The major items of expense in the manufacture of the products made from integrated materials and the thermoformed products are the materials from which the products are made, labor and electricity costs.

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

         In the area of quality improvement, ISO and QS registration, and customer satisfaction, the Company has made excellent progress. Six manufacturing facilities achieved ISO registration during the 1999 fiscal year, bringing the total number of plants that have achieved or have been recommended for ISO or QS registration to 19. The Company expects that all the manufacturing facilities will be registered by the end of the 2000 fiscal year.

SALES

         Sales are made primarily by the Company's own sales force which, including supporting technical personnel at the Company's design and testing centers, consists of 111 salaried employees. Sales offices are located at all the design and testing centers. In addition, sales in certain geographic areas and to certain accounts are handled by sales representatives paid on a commission basis who are assisted and supported by Company personnel.

FOREIGN OPERATIONS

         The Company commenced doing business in the United Kingdom as a result of a business acquisition during the 1995 fiscal year. The business there has since been expanded through other business acquisitions and site development.

         The Company has had a leased manufacturing facility in Juarez, Mexico since 1994. This facility has enabled the Company to provide custom molded protective packaging for domestic customers that have established "Maquiladora" operations along the U.S.-Mexican border. Maquiladora programs permit domestic companies to ship component parts in bond into Mexico, assemble them and then ship the assembled product in bond back into the United States for sale to their domestic customers. During the 1998 fiscal year, the Company established a second similar facility in Tijuana, Mexico where the Company has thermoforming as well as custom molding operations. Over time, it is expected that the Mexican facilities will also serve customers manufacturing and selling their products in Mexico. The Company is presently exploring opportunities to serve high technology customers in Guadalajara, Mexico.

         The United Kingdom operations have shown an operating loss during each of the last three fiscal years; however, there was a significant reduction in the operating loss in the 1999 fiscal year due principally to improved operating efficiencies. The operating income of the Mexican operations showed significant improvement in the 1999 fiscal year. During the 1998 fiscal year, there was a substantial decline in the operating income of the Mexican operations due primarily to the costs associated with the establishment of the new facility in Tijuana. For further information with respect to the foreign operations, see Notes 10 and 16 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report to Shareholders for the 1999 fiscal year and incorporated herein by reference.

         The Company's operations in the United Kingdom and Mexico are conducted through subsidiaries. The Company has no other subsidiaries which play an important role in the Company's business.

         The Company's export sales from the United States are not significant.

RAW MATERIALS

         The materials from which the Company's custom molded products are made are expandable polystyrene ("EPS"), expanded polypropylene ("EPP"), expanded polyethylene ("EPE"), ARCEL(TM) and high heat-resistant styrene-based resins. All the raw material resins are petroleum based. EPP and EPE are polyolefin resins and ARCEL(TM) is a co-polymer of polyethylene and polystyrene.

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

         Most of the Company's custom molded products are made from EPS. The other resins are particularly suitable for certain applications and are significantly more expensive. Accordingly, the products made from the other resins sell at higher prices than the products made from EPS. During the 1999, 1998 and 1997 fiscal years, approximately 24%, 26% and 20%, respectively, of the Company's net sales of custom molded products have been attributable to products made from the premium resins. The increase in net sales during the 1999 and 1998 fiscal years reflects the use of these resins in the manufacture of custom molded products made to protect computers and other high technology equipment and as components in automobiles, watercraft and recreational vehicles.

         The Company has never experienced a shortage of the resins used in the manufacture of the custom molded products and does not foresee that any shortage will occur. EPS, EPP and EPE are generally available from a number of suppliers who sell to any prospective purchaser. The high heat-resistant resins and ARCEL(TM) are each sold by a single supplier but are also generally available.

         The price of EPS has declined during the last three fiscal years and has resulted in some reductions in the selling price of products made from EPS. There was, however, an increase in the price of EPS during the last quarter of the 1999 fiscal year which enabled the Company to increase selling prices for EPS products.

         The materials (including corrugated paperboard, wood and foam billets and planks) used in the manufacture of products made from integrated materials and the materials used in the thermoforming operations are also readily available.

COMPETITION

         The Company's protective packaging and material handling products compete with similar products made by others as well as with other types of protective products. A majority of the similar products is produced by independent manufacturers who generally market their products in a particular geographic area from a single or limited number of facilities. While the Company is considerably larger than most of the manufacturers of similar products, the Company's penetration in the total protective packaging market is still relatively small. A number of the companies which produce competing products, particularly paper and corrugated packaging products, are well established and have substantially greater financial resources than the Company.

         The components manufactured by the Company for thermal insulation represent a small portion of the overall market for insulation products. Because of the specialized nature of the Company's products, the Company competes primarily with other manufacturers of similar foam plastic products, rather than with manufacturers of alternative insulation products. With the exception of E-PAC, which is licensed technology, the other components manufactured by the Company can be provided by other vendors using similar or alternative materials.

         Competition between the Company and manufacturers of similar products is based primarily on product engineering, price and customer service.

CAPITAL EXPENDITURES

         Capital expenditures for property, plant and equipment during the 1999, 1998 and 1997 fiscal years (not including expenditures in connection with business acquisitions) amounted to $19,491,000, $24,153,000 and $21,318,000, respectively.

         Capital expenditures included above for land, buildings and improvements during the 1999, 1998 and 1997 fiscal years amounted to $7,064,000, $5,702,000 and $5,892,000, respectively. The 1999 fiscal year expenditures included expenditures for the purchase of the custom EPS molding facility in Lewisburg, Tennessee, which was previously leased, additional expenditures at the new custom molding facility in Brenham, Texas (see "New Site Development" below), installation of custom molding capabilities at the integrated materials facility in Hayward, California acquired during the 1997 fiscal year (see "Business Acquisitions" below) and expenditures for plant modernization at the custom molding facility in Sallisaw, Oklahoma acquired during the 1999 fiscal year (see "Business Acquisitions" below).

         Capital expenditures included above for machinery and equipment during the 1999, 1998 and 1997 fiscal years amounted to $12,427,000, $18,451,000 and
$15,426,000, respectively. During the 1999 fiscal year, $3,924,000 of these expenditures was for automatic molding machines used in the custom molding operations, $1,604,000 for manufacturing equipment used in the integrated materials and thermoforming operations and $5,966,000 for auxiliary equipment primarily for the custom molding operations. In addition, $933,000 was expended during the 1999 fiscal year for environmental control equipment (see "Environmental Considerations" below). Capital expenditures during the 1998 fiscal year were higher than in the 1999 and 1997 fiscal years, primarily as a result of higher than expected machinery and equipment costs associated with the Company's new facilities in Brenham, Texas and Tijuana, Mexico where production commenced during the 1998 fiscal year. The capital expenditures for the 2000 fiscal year are expected to be substantially the same as the capital expenditures for the 1999 fiscal year.

BUSINESS ACQUISITIONS

         On September 1, 1999, the Company acquired the principal business and operating assets of Lane Container Company in Dallas, Texas. This company has particular expertise in specialty corrugated containers, heavy wall corrugated fabrication and custom wood crating products and is expected to add in excess of

$8 million of new revenues in the 2000 fiscal year. The Company will continue the business acquired at the same location under a lease with a third party. The amount paid and to be paid in connection with the acquisition is not material.

         Expenditures in connection with business acquisitions during the 1999 and 1998 fiscal years were also not significant. In February 1999, the Company acquired the custom molding business, including the associated real estate, of Berry Packaging, Inc. in Sallisaw, Oklahoma. In June 1998, the Company acquired a small EPS custom molding business in Meriden, Connecticut and moved the business acquired to the Company's existing custom molding facility in Putnam, Connecticut.

         During the 1997 fiscal year, the Company acquired two custom molding facilities, two integrated materials facilities and two thermoforming facilities. In September 1996, the Company acquired the thermoforming business of FormPac Corporation in Sandusky, Ohio; in October 1996, the Company acquired all the outstanding capital stock of EPS (Moulders) Ltd., a custom molding business in Livingston, Scotland; in April 1997, the Company acquired the thermoforming business of Thermoformers Plus in Chula Vista, California (near San Diego); in May 1997, the Company acquired the integrated materials business of Allgood Industries, Inc. in Hayward, California (near San Francisco); and in July 1997, the Company acquired all the outstanding capital stock of Arrowtip Mouldings Limited, a custom molding and fabricating business with separate custom molding and integrated materials facilities in London, England. The aggregate purchase price recorded for these acquisitions during the 1997 fiscal year, totaled $16,694,000, including notes and other obligations payable valued at $2,116,000 and contingent consideration valued at $754,000.

         The Company's net sales for the 1999 fiscal year amounted to $233,841,000 as compared with $232,902,000 for the preceding fiscal year. The increase was due to the business acquisitions in the 1999 and 1998 fiscal years and to higher sales levels in the consumer electronics and high technology industries in the second half of the 1999 fiscal year. The overall increase in net sales was achieved despite lower selling prices for EPS products due to lower EPS resin costs (see " Raw materials" above) and other factors (see Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report to Shareholders for the 1999 fiscal year and incorporated herein by reference).

         For further information with respect to the business acquisitions during the last three fiscal years, see Notes 12 and 17 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1999 fiscal year and incorporated herein by reference.

         The Company will continue to look for acquisitions which mesh well with the Company's business.

NEW SITE DEVELOPMENT

         The Company has also established a number of manufacturing facilities through new site development during the last three fiscal years.

         During the 1999 fiscal year, the Company established a new integrated materials facility in Lindon, Utah; and during the 1998 fiscal year, as indicated above, the Company completed the construction of, and began production at, new custom molding facilities in Brenham, Texas and Tijuana, Mexico. Strategically located between Houston and Austin, Texas, the Brenham facility serves Compaq Computer Corporation and other high tech companies in southeast Texas. The Tijuana facility serves domestic companies that have established "Maquiladora" operations along the U.S.- Mexican border (see "Foreign Operations" above).

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

SEASONALITY

         The Company's net sales and net income are subject to some seasonal variation both in North America and the British Isles. In both areas, the Company's business generally declines in the second fiscal quarter (primarily in December) due to a reduction in manufacturing activity by the Company's customers. See Note 18 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the 1999 fiscal year and incorporated herein by reference.

EMPLOYEES

         As of August 31, 1999, the Company had 1,890 employees, of which 541 were employed in the United Kingdom and Mexico. Of the total, 461 were salaried employees and 1,429 were paid on an hourly basis. Of the hourly employees, 360 at eight manufacturing facilities, including one in the United Kingdom, are covered by collective bargaining agreements with seven different unions. The agreements, except for the one in the United Kingdom which is currently being renegotiated, expire at various dates from June 1, 2000 through October 23, 2003. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

ENVIRONMENTAL CONSIDERATIONS

         The Company has obtained air and other applicable environmental permits for all the custom molding facilities in the United States and Mexico. Air permits are not required in the United Kingdom. Certain of the permits restrict the amount of pentane (a blowing agent contained in the Company's foam plastic resins) which may be released during the manufacturing process. Pentane is a volatile organic compound (VOC). VOCs have been linked to smog in the atmosphere, particularly in densely populated areas. The need to reduce the emissions of this gas has resulted in capital expenditures for batch pre-expanders which allow the Company to use low pentane content EPS. Pentane abatement systems have also been installed at certain custom molding facilities. Air permits have not been required for the Company's integrated materials and thermoforming facilities.

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

         During the 1999, 1998 and 1997 fiscal years, the Company's capital expenditures for environmental matters, including environmental control equipment, amounted to $1,168,000, $1,341,000 and $1,745,000, respectively. Capital expenditures for environmental matters during the 2000 fiscal year are expected to amount to approximately $1,000,000.

         In 1996, the Company commenced a voluntary program under which environmental compliance audits are being conducted over a period of time for all the Company's manufacturing facilities in the United States. At the end of the 1999 fiscal year, 24 audits had been completed. The audits have been conducted by an independent environmental consulting firm and have not resulted in plans for any significant additional capital expenditures for environmental matters.

         There has been public concern that using chloro-fluoro-carbons
("CFCs") in the manufacture of plastic products may deplete the Earth's upper atmospheric ozone layer. The Company does not use, nor has it ever used, CFCs in the manufacture of any of its products.

BUSINESS SEGMENTS

         During the fourth quarter of the 1999 fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". Management believes that the Company currently operates in a single business segment as a designer and manufacturer of protective packaging and material handling products and components.

         The geographic distribution of net sales and operating income (loss) for the 1999, 1998 and 1997 fiscal years and of long-lived assets at August 31, 1999, 1998 and 1997 among the United States, the United Kingdom and Mexico, as required by SFAS No. 131, is set forth in Note 16 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the 1999 fiscal year and incorporated herein by reference

ITEM 2.  PROPERTIES.

         The Company's headquarters are located at 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

         Custom Molding Facilities. The Company has custom molding facilities at 25 locations as follows:

         Colorado Springs, Colorado                                  Greeneville, Tennessee
         Putnam, Connecticut                                         Lewisburg, Tennessee
         Conyers, Georgia                                               (two facilities)
         Streator, Illinois                                          Brenham, Texas
         Storm Lake, Iowa                                            Sterling, Virginia
         Chesaning, Michigan                                         Pardeeville, Wisconsin
         Tupelo, Mississippi                                         Juarez, Chih., Mexico
         Las Cruces, New Mexico                                      Tijuana, B.C., Mexico
         Cortland, New York                                          London, England
         Butner, North Carolina                                      Northampton, England
         Marion, Ohio                                                Spennymoor, England
         Sallisaw, Oklahoma                                          Livingston, Scotland
         New Brighton, Pennsylvania

         During the 1999 fiscal year, the Company acquired the custom molding facility in Sallisaw, Oklahoma (see "Business Acquisitions" under Item 1) and during the 1998 fiscal year, the Company completed construction of, and commenced production at, the custom molding facilities in Brenham, Texas and Tijuana, Mexico (see "New Site Development" under Item 1). The Company acquired the custom molding facilities in London, England and Livingston, Scotland (see "Business Acquisitions" under Item 1) and completed construction of, and commenced production at, the custom molding facility in Storm Lake, Iowa (see "New Site Development" under Item 1) during the 1997 fiscal year.

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

         Integrated Materials Facilities. The Company has integrated materials operations at thirteen locations, including five of the sites listed above as custom molding facilities. The locations of the eight separate integrated materials facilities are as follows:


         Hayward, California                      Darlington, Pennsylvania
         Colorado Springs, Colorado               Dallas, Texas
         Holden, Massachusetts                    Lindon, Utah
         Saginaw, Michigan                        Burlington, Wisconsin

         The Company established the integrated materials facility in Lindon, Utah during the 1999 fiscal year (see "New Site Development" under Item 1) and on September 1, 1999 acquired the integrated materials facility in Dallas, Texas (see "Business Acquisitions" under Item 1). The Company is in the process of transferring its integrated materials operations in Beaver, Pennsylvania (which has been listed in previous annual reports) to the facility in Darlington, Pennsylvania. The Company has added custom molding capabilities at the facility in Hayward, California which was acquired during the 1997 fiscal year (see "Capital Expenditures" and "Business Acquisitions" under Item 1).

         Thermoforming Facilities. The Company's principal thermoforming facility is located in Sandusky, Ohio. This facility was acquired during the 1997 fiscal year (see "Business Acquisitions" under Item 1). Thermoforming operations are also conducted at a separate site in Conyers, Georgia, at the custom molding facility in Tijuana, Mexico and at the integrated materials facility in Burlington, Wisconsin.

         Design and Testing Centers. The Company's custom molding and integrated materials operations are supported by seven design and testing centers. These centers are located at the Company's headquarters in New Brighton, Pennsylvania, at the custom molding facility in Colorado Springs, Colorado, at the manufacturing facilities in Hayward, California, Holden, Massachusetts and Northampton, England and at separate sites in Conyers, Georgia and Grand Blanc, Michigan. The Grand Blanc center primarily serves the automotive industry. The Company's thermoforming operations are supported by a design and testing center at the facility in Sandusky, Ohio. Sales offices are located at each of the design and testing centers.

         Other Facilities. The Company's mold making facility is in Sun Prairie, Wisconsin. This facility is considered a manufacturing facility because most of the aluminum production molds that are made by the Company at this facility are sold to and are owned by the Company's customers.

         While no new production sites are presently contemplated, the Company recently established a distribution facility in Dublin, Ireland, which is currently being supplied by the manufacturing facilities in England and Scotland.

         Miscellaneous. Most of the custom molding facilities are owned while a majority of the other facilities are leased. The Company has options to purchase most of the leased facilities and generally makes substantial leasehold improvements to, and exercises its options to purchase, the leased facilities. The leases expire at various dates through November 2007. In many cases, the leases may be extended at the Company's option.

         The Company has warehouse facilities at each manufacturing location. Additional warehouse facilities are located near certain of the Company's manufacturing facilities and near the manufacturing facilities of certain major customers. All the outside warehouse facilities are leased.

         The Company believes that its facilities are generally well suited for their respective uses and that they are generally adequately sized and designed to provide the operating efficiencies necessary for the Company to be competitive. The Company continually expands and modernizes its existing facilities and establishes new facilities as necessary to meet the demand for its products.

         Information with respect to the machinery and equipment used in the Company's manufacturing operations and the Company's transportation equipment is included in Item 1 of this report. The information is incorporated in this Item 2 by reference.

ITEM 3.  LEGAL PROCEEDINGS.

         John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased v. Tuscarora Incorporated, et al. - Case No. 96CV-0511 in the Court of Common Pleas for Marion County, Ohio. In December 1996, the Administrator of the Estate of Dwayne Scott Mount (the "Decedent") filed a Complaint for Wrongful Death in the captioned civil action against the Company and Toyo Machine and Metal Co., Ltd. ("Toyo"). Decedent, an employee of the Company, was killed in May 1996 while working on a molding machine at the Company's custom molding plant in Marion, Ohio. The molding machine was manufactured by Toyo. Count I of the Complaint states an intentional employer tort claim and alleges that the Decedent was wrongfully killed as a result of certain alleged intentional conduct of the Company. Under Count I, plaintiff seeks both compensatory and punitive damages from the Company of not less than $5,000,000. Count II of the Complaint stated a products liability claim and alleged that the Decedent was wrongfully killed as a result of the defective design and/or manufacture of the molding machine by Toyo. Under Count II, plaintiff sought both compensatory and punitive damages from Toyo. In March 1999, plaintiff voluntarily dismissed, without prejudice, its claims against Toyo.

         Having learned during discovery that the Company did not own the molding machine but used it under an agreement with Kaneka America Corporation ("Kaneka America"), the plaintiff, upon Motion made to the Court in April 1998, was permitted by the Court to file an Amended Complaint which named Kaneka America and Kaneka Texas Corporation ("Kaneka Texas") as additional defendants. Kaneka America, the owner of the molding machine at the time it was acquired by the Company, leased the machine to Kaneka Texas in April 1992 and then sold it to Kaneka Texas in March 1995. The Amended Complaint added a Count III which stated a breach of contract claim against Kaneka America and/or Kaneka Texas alleging that the Decedent was wrongfully killed as a result of the failure of Kaneka America and/or Kaneka Texas to assist the Company in maintaining the safety of the molding machine pursuant to the agreement between the Company and Kaneka America. Under Count III, plaintiff sought both compensatory and punitive damages from Kaneka America and/or Kaneka Texas of not less than $5,000,000. In June 1999, plaintiff settled its claims against Kaneka America and Kaneka Texas for $75,000.

         The Company is vigorously contesting the lawsuit and has denied the allegations against the Company and asserted various defenses including that the plaintiff's claim is barred pursuant to the Ohio Workers' Compensation statute. The lawsuit is scheduled for trial in June 2000. In the opinion of management, the disposition of the proceeding should not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended August 31, 1999.

                        EXECUTIVE OFFICERS OF THE COMPANY

         In accordance with Instruction 3 to Item 401(b) of Regulation S-K, information with respect to the executive officers of the Company is set forth below.

        Name                 Age                   Office with the Company
-------------------          ---          ----------------------------------------

John P. O'Leary, Jr.         52           President and Chief Executive Officer
David C. O'Leary             50           Senior Vice President and Chief
                                          Operating Officer
Brian C. Mullins             58           Senior Vice President, Chief Financial
                                          Officer and Treasurer

         John P. O'Leary, Jr. has been President and Chief Executive Officer of the Company since prior to September 1994. He has been a director of the Company since 1974 and became Chairman of the Board of Directors in August 1994.

         David C. O'Leary has been a Vice President and the chief operating officer of the Company since May 1997. His title was changed to Senior Vice President and Chief Operating Officer in October 1998. He was Vice President-Sales and Marketing from prior to September 1994 to May 1997. The Vice Presidents in charge of the Company's operating divisions report directly to David C. O'Leary.

         Brian C. Mullins has been Vice President and Treasurer of the Company as well as its chief financial and accounting officer since prior to September 1994. His title was changed to Senior Vice President, Chief Financial Officer and Treasurer in October 1998.

         John P. O'Leary, Jr. and David C. O'Leary are brothers.

         The executive officers are elected annually by the Board of Directors at an organization meeting which is held immediately after each Annual Meeting of Shareholders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers ("NASDAQ"). The Common Stock trades under the NASDAQ symbol TUSC. As of August 31, 1999, there were 708 holders of record of the Company's Common Stock.

         Information with respect to the market prices of, and the cash dividends paid with respect to, the Company's Common Stock during the fiscal years ended August 31, 1999 and 1998 appears in Note 18 - Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999 and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

         The selected financial data required by this Item 6 is furnished by the "Eleven Year Consolidated Financial Summary" which appears on the bottom half of the inside front cover of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999 and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

         The information required by this Item 7 appears under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999 and is incorporated herein by reference.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

         The quantitative and qualitative disclosure about market risk required by this Item 7A appears in the Management's Discussion and Analysis of Results of Operations and Financial Condition under the caption "Market Risks" on page 28 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999 and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and related notes and report appear on the pages indicated in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999 and are incorporated herein by reference:

                                                          Page(s)in
                                                        Annual Report
Financial Statements and Related Report                to Shareholders
-----------------------------------------------------------------------

Consolidated Statements of Income for the
         fiscal years ended August 31, 1999,
         1998 and 1997                                        11
Consolidated Balance Sheets at August 31,
         1999 and 1998                                        12
Consolidated Statements of Cash Flows
         for the fiscal years ended August 31,
         1999, 1998 and 1997                                  13
Consolidated Statements of Shareholders'
         Equity for the fiscal years ended
         August 31, 1999, 1998 and 1997                       14
Notes to Consolidated Financial Statements                   15-24
Report, dated October 15, 1999, of Ernst &
         Young LLP                                            25

         The supplementary financial information required by this Item 8 appears in Note 18 - Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999 and is also incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no such events and therefore this Item 9 is not applicable.


                                    PART III

ITEMS 10 THROUGH 13.

         In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning "Executive Officers of the Company" which appears at the end of Part I of this annual report) because the Company has already filed its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on December 16, 1999, which includes such information, with the Commission. Such information is incorporated herein by reference.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:

(a)(1)    Financial Statements:

          The consolidated financial statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP, dated October 15, 1999, appearing on pages 11 through 25 of the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999, are incorporated herein by reference (see Item 8 above).

(a)(2)    Financial Statement Schedules:

                                                             Page in this
                  Schedules                                  Annual Report
                  ---------                                  -------------

Schedule II -  Valuation Account for the fiscal
               years ended August 31, 1999,
               1998 and 1997                                      S-1

         The report of Ernst & Young LLP with respect to Schedule II is included in the consent of Ernst & Young LLP filed with this annual report as Exhibit 23.

         All other financial statement schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999.


(a)(3)   Exhibits:

  Exhibit
    No.                                  Document
----------- -----------------------------------------------------------------------------
3(i)        Restated Articles of Incorporation, as amended by the Company's shareholders of the Annual Meeting of Shareholders held on December 17, 1998, and Statement


 Exhibit
   No.                                Document
----------  -------------------------------------------------------------
            with Respect to Shares of Series A Junior Participating Preferred
            Stock, filed as Exhibit 3(i) to the Company's quarterly report on
            Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference.

3(ii) By-Laws, as amended and restated by the Company's Board of Directors effective April 16, 1998, filed as Exhibit 3(ii) to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

4           Loan Agreement, dated September 23, 1999, by and among the
            Company, Mellon Bank, N.A., KeyBank National Association and
            Mellon Bank, N.A., as Agent, with copies of the Notes executed and delivered by the Company in connection with the Loan
            Agreement attached, filed herewith.

4.1         Shareholder Rights Agreement, dated August 17, 1998, between the
            Company and ChaseMellon Shareholder Services, L.L.C., as Rights
            Agent, filed as Exhibit 4 to the Company's current report on Form
            8-K filed on August 21, 1998 and incorporated herein by reference.

10.1        1989 Stock  Incentive  Plan,  as amended by the  Company's  Board of
            Directors and shareholders effective December 15, 1994, filed as
            Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.2        1989 Stock Incentive Plan, as amended by the Company's Board of
            Directors effective August 31, 1996, filed as Exhibit 10.4 to the
            Company's annual report on Form 10-K for the fiscal year ended
            August 31, 1996 and incorporated herein by reference.*

10.3        1997 Stock Incentive Plan, as adopted by the Company's Board of
            Directors on October 17, 1997 and approved by the Company's shareholders on December 18, 1997, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended
            August 31, 1998 and incorporated herein by reference.*

10.4 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1996, filed as Exhibit 10.5 to the
                                      -22-

  Exhibit
    No.                           Document
----------- -------------------------------------------------------------
            Company's annual report on Form 10-K for the fiscal year ended
            August 31, 1996 and incorporated herein by reference.*

10.5 Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.6 Retirement Policy and Plan for Non-Employee Directors, as amended by the Company's Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7        Written description of supplemental retirement benefit for Thomas P.
            Woolaway, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.8        First Amendment to the Tuscarora Incorporated and Subsidiary Companies
            Salaried Employees' Money Purchase Pension Plan, as adopted by the
            Company's Board of Directors on October 11, 1996, providing for additional employer contributions for certain of the Company's executive officers, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.9 Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company's Board of Directors on February 9, 1996, and related Consent of the Company's Compensation
            Committee, dated October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participation Agreement, filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended
            August 31, 1996 and incorporated herein by reference.*

10.10       Indemnification and Insurance Agreement, dated December 15,
            1994, between the Company and Robert W. Kampmeinert
            (substantially identical agreements have

  Exhibit
    No.                                 Document
----------- ------------------------------------------------------------------
            been entered into with all the Company's present directors), filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

13 Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1999 which are expressly incorporated in this annual report by reference, filed herewith.

21          List of subsidiaries of the Company, filed herewith.

23          Consent of Ernst & Young LLP, filed herewith.

24          Powers of Attorney, filed herewith.

27 Financial Data Schedule for the fiscal year ended August 31, 1999, filed herewith.


-----------------

   * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

     The Company agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which are not filed as a part of this annual report.

     Copies of the exhibits filed as a part of this annual report are available at a cost of $.20 per page to any shareholder upon written request to Brian C. Mullins, Senior Vice President, Chief Financial Officer and Treasurer, Tuscarora Incorporated, 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed during the fiscal quarter ended August 31, 1999.

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

                                   Tuscarora Incorporated



                                   By /s/  John P. O'Leary, Jr.
                                     --------------------------
                                           John P. O'Leary, Jr., President
                                           and Chief Executive Officer

Date:  November 24, 1999

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on November 24, 1999:



/s/ John P. O'Leary, Jr.             /s/ Brian C. Mullins
------------------------             --------------------
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


By /s/ Brian C. Mullins
   --------------------
       Brian C. Mullins,
       Attorney-in-Fact



                             TUSCARORA INCORPORATED
                         Schedule II - Valuation Account
                   Years Ended August 31, 1999, 1998 and 1997

                              Balance at      Charged to                     Balance at
                              Beginning       Costs and                         End
   Description                of Period       Expenses      Deductions(1)    of Period
   -----------               ------------    -----------   --------------   -----------
Allowance for
doubtful accounts

Year Ended
 August 31, 1999               $651,720        $145,319      $127,006         $670,033

Year Ended
 August 31, 1998               $674,689        $311,711      $334,680         $651,720

Year Ended
 August 31, 1997               $787,175        $586,582      $699,068         $674,689






-------------------
(1) Uncollected receivables written off, net of recoveries.

                             TUSCARORA INCORPORATED


                Form 10-K for Fiscal Year Ended August 31, 1999


                                 Exhibit Index
                                 -------------

         The following exhibits are required to be filed with the annual report on Form 10-K. Exhibits are incorporated herein by reference to other documents pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, as indicated by the index. Exhibits not incorporated herein by reference follow the index.

Exhibit
  No.                                   Document
-------     -------------------------------------------------------------------

3(i) Restated Articles of Incorporation, as amended by the Company's shareholders of the Annual Meeting of Shareholders held on December 17, 1998, and Statement with Respect to Shares of Series A Junior Participating Preferred Stock, filed as Exhibit 3(i) to the Company's quarterly report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference.

3(ii) By-Laws, as amended and restated by the Company's Board of Directors effective April 16, 1998, filed as Exhibit 3(ii) to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

4 Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, N.A., as Agent, with copies of the Notes executed and delivered by the Company in connection with the Loan Agreement attached, filed herewith.

4.1 Shareholder Rights Agreement, dated August 17, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit 4 to the Company's current report on Form 8-K filed on August 21, 1998 and incorporated herein by reference.

10.1 1989 Stock Incentive Plan, as amended by the Company's Board of Directors and shareholders effective December 15, 1994, filed as
            Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

Exhibit
  No.                                   Document
-------     -------------------------------------------------------------------

10.2 1989 Stock Incentive Plan, as amended by the Company's Board of Directors effective August 31, 1996, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.3 1997 Stock Incentive Plan, as adopted by the Company's Board of Directors on October 17, 1997 and approved by the Company's shareholders on December 18, 1997, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.*

10.4 Common Stock Purchase Plan for Salaried Employees, as amended by the Company's Board of Directors on October 11, 1996, filed as Exhibit
            10.5 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

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

Exhibit
  No.                                   Document
-------     -------------------------------------------------------------------
10.9        Tuscarora Incorporated Supplemental Executive Retirement Plan, as
            adopted by the Company's Board of Directors on February 9, 1996, and related Consent of the Company's Compensation Committee, dated
            October 11, 1996, designating certain of the Company's executive officers as Plan participants, and form of Participation Agreement, filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*


10.10 Indemnification and Insurance Agreement, dated December 15, 1994, between the Company and Robert W. Kampmeinert (substantially identical agreements have been entered into with all the Company's present directors), filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

13 Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1999 which are expressly incorporated in this annual report by reference, filed herewith.

21          List of subsidiaries of the Company, filed herewith.

23          Consent of Ernst & Young LLP, filed herewith.

24          Powers of Attorney, filed herewith.

27 Financial Data Schedule for the fiscal year ended August 31, 1999, filed herewith.



------------------
     * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b) (10) (iii) of Regulation S-K.