Form 10-Q
period 1999-11-30
TUSCARORA INC
filed 2000-01-14
CIK 821538

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to________________

Commission file number 000-17051

Tuscarora Incorporated
(Exact name of registrant as specified in its charter.)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1119372 (IRS Employer Identification No.)

800 Fifth Avenue
New Brighton, Pennsylvania 15066
(Address of principal executive offices)
(Zip Code)

724-843-8200
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.

Yes _X_    No___

      As of January 3, 2000,  9,348,367 shares of Common Stock, without par value, of the registrant were outstanding.

Tuscarora Incorporated

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at November 30, 1999 (Unaudited) and August 31, 1999	3

Condensed Consolidated Statements of Income (Unaudited) — Three months ended November 30, 1999 and November 30, 1998	4

Condensed Consolidated Statements of Cash Flows (Unaudited) — Three months ended November 30, 1999 and November 30, 1998	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 8

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	9 - 12

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tuscarora Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	1999	1999

	(Unaudited)
	ASSETS

Current Assets

Cash and cash equivalents	$5,177,821	$6,090,066

Trade accounts receivable, net of provision for losses	38,443,686	33,427,529

Inventories	26,679,456	22,490,918

Prepaid expenses and other current assets	2,564,729	2,425,187

	72,865,692	64,433,700

Property, Plant and Equipment, net	101,931,396	101,054,887

Other Assets

Goodwill	9,767,225	8,667,816

Other non-current assets	3,667,014	3,229,120

Total Assets	$188,231,327	$177,385,523

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current maturities of long-term debt	$5,091,070	$5,113,972

Accounts payable	17,215,976	15,133,063

Accrued income taxes	2,745,217	276,112

Accrued payroll and related taxes	1,503,048	1,518,769

Other current liabilities	5,197,360	5,017,092

	31,752,671	27,059,008

Long-term Debt — less current maturities	62,847,824	60,064,673

Deferred Income Taxes	796,049	1,123,373

Other Long-term Liabilities	2,391,217	2,454,547

Total Liabilities	97,787,761	90,701,601

Shareholders’ Equity

Preferred Stock — par value $.01 per share:
authorized shares, 2,000,000; none issued	—	—

Common Stock — without par value: authorized shares,
50,000,000; issued shares, 9,570,973 at November 30, 1999
and 9,568,343 at August 31, 1999	9,570,973	9,568,343

Capital surplus	1,727,099	1,696,670

Retained earnings	82,097,949	77,680,902

Accumulated other comprehensive (loss)	(604,312)	(481,262)

	92,791,709	88,464,653

Less cost of reacquired shares of Common Stock;
184,368 shares at November 30, 1999 and 138,468 shares
at August 31, 1999	(2,348,143)	(1,780,731)

Total Shareholders’ Equity	90,443,566	86,683,922

Total Liabilities and Shareholders’ Equity	$188,231,327	$177,385,523

Note: The consolidated balance sheet at August 31, 1999 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,

	1999	1998

Net Sales	$64,717,803	$60,465,735

Cost of Sales	48,392,760	45,378,424

Gross profit	16,325,043	15,087,311

Selling and Administrative Expenses	8,232,837	7,650,914

Interest Expense	1,192,236	1,211,831

Other (Income) Expense — net	(168,734)	(120,833)

Total expenses	9,256,339	8,741,912

Income before income taxes	7,068,704	6,345,399

Provision for Income Taxes	2,651,657	2,380,992

Net income	$4,417,047	$3,964,407

Basic net income per share of Common Stock	$0.47	$0.42

Diluted net income per share of Common Stock	$0.47	$0.41

See notes to condensed consolidated financial statements.

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,

	1999	1998

Operating Activities
Net Income	$4,417,047	$3,964,407

Adjustments to reconcile net income to cash

provided by operating activities:

Depreciation	4,141,588	3,901,926

Amortization	331,317	300,691

Provision for losses on receivables	28,204	40,560

Decrease in deferred income taxes	(329,865)	(327,639)

Gain on disposition of property, plant and equipment, net	(1,567)	(100,185)

Stock compensation expense	3,003	3,101

Changes in operating assets and liabilities,

net of effects of business acquisitions:

Decrease (increase):

Trade accounts receivable	(4,241,033)	(1,053,096)

Inventories	(3,680,212)	(71,869)

Prepaid expenses and other current assets	(19,185)	(1,141,650)

Other non-current assets	(196,935)	(40,498)

Increase (decrease):

Accounts payable	1,703,487	(4,285,096)

Accrued income taxes	2,469,105	1,996,026

Accrued payroll and related taxes	(11,046)	(137,515)

Other current liabilities	111,095	(756,727)

Other long-term liabilities	(62,379)	(21,783)

Cash provided by operating activities	4,662,624	2,270,653

Investing Activities
Purchase of property, plant and equipment	(4,065,290)	(3,735,249)

Business acquisitions, net of cash acquired	(3,483,510)	(87,851)

Proceeds from sale of property, plant and equipment	50,401	192,021

Cash used for investing activities	(7,498,399)	(3,631,079)

Financing Activities
Proceeds from long-term debt	67,530,000	—

Payments on long-term debt	(65,070,095)	(1,224,177)

Proceeds from sale of Common Stock	30,057	42,397

Payments to reacquire Common Stock	(567,413)	(108,213)

Cash provided by (used for) financing activities	1,922,549	(1,289,993)

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	981	(29,465)

Net decrease in cash and cash equivalents	(912,245)	(2,679,884)

Cash and Cash Equivalents at Beginning of Period	6,090,066	5,452,281

Cash and Cash Equivalents at End of Period	$5,177,821	$2,772,397

See notes to condensed consolidated financial statements.

Tuscarora Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet at November 30, 1999 and the consolidated statements of income and consolidated statements of cash flows of Tuscarora Incorporated (the Company) for the three months ended November 30, 1999 and November 30, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1999 and for the periods presented have been made and are of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 1999 Annual Report to Shareholders and incorporated by reference in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1999.

The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories

Inventories are summarized as follows:

	November 30,	August 31,
	1999	1999

Finished goods	$11,510,273	$10,606,473

Work in process	203,202	198,093

Raw materials	13,420,842	10,326,444

Supplies	1,545,139	1,359,908

	$26,679,456	$22,490,918

3. Comprehensive Income

Total comprehensive income for the three months ended November 30, 1999 and 1998 was as follows:

	Three Months Ended November 30,

	1999	1998

Net Income	$4,417,047	$3,964,407

Foreign currency translation (loss)	(123,050)	(106,705)

Comprehensive income	$4,293,997	$3,857,702

At November 30, 1999 and August 31, 1999, accumulated other comprehensive loss, which consisted entirely of foreign currency translation adjustments, amounted to $604,312 and $481,262, respectively.

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of Common Stock in accordance with the provisions of SFAS No. 128:

	Three Months Ended November 30,

	1999	1998

Net income	$4,417,047	$3,964,407

Weighted average shares outstanding — basic	9,411,473	9,526,884

Effect of dilutive securities:

Stock options	57,200	72,111

Weighted average shares outstanding — diluted	9,468,673	9,598,995

Basic net income per share	$0.47	$0.42

Diluted net income per share	$0.47	$0.41

Securities not included in the computation of diluted earnings per share for the periods presented were as follows:

	Three Months Ended November 30,

	1999	1998

Stock options	1,044,470	654,479

Option price range	$12.50-$19.16	$12.82-$19.16

The options to purchase shares of Common Stock not included in the computation of diluted net income per share for the periods presented were excluded because the exercise price of the stock options was higher than the average market price of the Common Stock during the period.

5. Business Acquisition

On September 1, 1999, the Company purchased the specialty corrugated containers, heavy wall corrugated fabrication and custom wood crating business of Lane Container Company of Dallas, Texas for a combination of cash, the assumption of certain liabilities and certain contingent payments. The amount paid and to be paid in connection with the acquisition is not material. The Company is continuing the business acquired at its current location under a lease with a third party. The acquisition was accounted for as a purchase, with a portion of the purchase price allocated to goodwill.

6. Share Repurchase Program

In October 1998, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s Common Stock at prices not to exceed $15 per share through August 1999. In August 1999, the authorization was extended through August 2000 with no increase in the maximum number of shares that may be repurchased or the maximum price per share that may be paid. During fiscal 1999, the Company repurchased 123,850 shares of Common Stock at prices ranging from $9.94 to $13.94 per share and during the three months ended November 30, 1999, the Company repurchased 45,900 shares of Common Stock at prices ranging from $11.31 to $12.69 per share.

7. Business Segment and Geographical Information

The Company currently operates in a single business segment as a designer and manufacturer of protective packaging, material handling solutions and componentry. The Company has product design, sales and manufacturing operations in the U.S. and the U.K. along with sales and manufacturing operations in Maquiladora zones in Mexico. The geographic distribution of net sales and operating income (loss) for the three months ended November 30, 1999 and 1998 and of long-lived assets at November 30, 1999 and August 31, 1999 is set forth below. A portion of U.S. selling expenses have been allocated to the Mexican operations for the periods presented since a majority of the design and selling activity for the Mexican operations is performed by U.S. personnel. Operating income (loss) is gross profit less selling and administrative expenses.

	November 30,

	1999	1998

Net Sales
United States	$52,156,322	$48,685,096

United Kingdom	6,501,414	6,556,652

Mexico	6,060,067	5,223,987

Total	$64,717,803	$60,465,735

Operating Income (Loss)
United States	$7,789,206	$7,145,754

United Kingdom	(58,550)	(26,008)

Mexico	361,550	316,651

Total	$8,092,206	$7,436,397

	November 30,	August 31,
	1999	1999

Long-lived Assets
United States	$89,499,923	$86,379,603

United Kingdom	16,547,487	17,044,811

Mexico	9,318,225	9,527,409

Total	$115,365,635	$112,951,823

8. Claims and Contingencies

A lawsuit seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in December 1996 and is scheduled for trial in June 2000. In addition, a number of legal and administrative proceedings against the Company involving claims of employment discrimination are pending. In the opinion of management, the dispositions of the lawsuit and the proceedings should not have a material adverse effect on the Company’s financial position or results of operations.

9. Other Information

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in 1998, but deferred the effective date in SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of SFAS No. 133.” SFAS No. 137 defers for one year the effective date of SFAS No. 133. SFAS No. 133 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000, and when adopted by the Company, is not expected to have a material effect on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Results
of Operations and Financial Condition

Results of Operations — Three Months Ended November 30, 1999
Compared to Three Months Ended November 30, 1998

      Net sales of Tuscarora Incorporated (the Company) for the three months ended November 30, 1999 were $64.7 million, an increase of $4.3 million, or 7.0%, over the same period of fiscal 1999. Approximately 70% of the increase in net sales was due to the businesses acquired from Berry Packaging, Inc. in February 1999 and Lane Container Company in September 1999. The balance of the increase in net sales was due to higher sales in most all end use markets in North America. The overall increase in net sales was partially offset by slightly lower overall sales to customers in the consumer electronics industry and by a decrease in net sales of the Company’s thermoforming operations.

      Gross profit for the three months ended November 30, 1999 amounted to $16.3 million, or 25.2% of net sales, compared to $15.1 million, or 25.0% of net sales in fiscal 1999. The increase in gross profit margin for the current period is due primarily to continuing improvements in operating efficiency at many of the Company’s manufacturing facilities.

      Selling and administrative expenses for the three months ended November 30, 1999 increased 7.6%, or $582,000, to $8.2 million but remained constant as a percentage of net sales at 12.7%. The increase was due primarily to higher employee costs which were added in the latter half of fiscal 1999 and to costs added with the acquisition of Lane Container Company in September 1999.

      Net sales and operating loss for the U.K. operations for the three months ended November 30, 1999 were $6.5 million and $59,000, respectively, compared to $6.6 million and $26,000, respectively in the same period of fiscal 1999. In the U.K., gross profit performance demonstrated continued modest improvement although trading conditions there remained weak.

      Net sales and operating income for the Mexican operations for the three months ended November 30, 1999 were $6.1 million and $361,550, respectively, compared to $5.2 million and $316,651, respectively, for the same period of fiscal 1999. The net sales increased due to higher sales to customers in the consumer electronics industry as customers continue to relocate manufacturing operations along the Mexican border. In both periods, however, operating margins were adversely impacted by start-up costs at the Tijuana facility.

      Interest expense for the three months ended November 30, 1999 remained unchanged at $1.2 million when compared to the same period of the prior fiscal year.

      Income before income taxes for the three months ended November 30, 1999 increased to $7.1 million from $6.3 million in the same period in fiscal 1999, an increase of 11.4%. The effective income tax rate remained unchanged at 37.5% when compared to the same period of the prior fiscal year.

      Net income for the three months ended November 30, 1999 was $4.4 million compared to $4.0 million earned in the same period of fiscal 1999, an increase of 11.4%. The increase in net income was due to the higher gross profit. The results for both net sales and net income represent quarterly records for the Company.

Liquidity and Capital Resources

      Cash provided by operating activities for the three months ended November 30, 1999 amounted to $4.7 million compared to $2.3 million for the same period of fiscal 1999. Depreciation and amortization amounted to $4.5 million for the current period compared to $4.2 million for the same period of the prior fiscal year. Because a substantial portion of the Company’s operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

      Inventories and accounts payable at November 30, 1999 increased to $26.7 million and $17.2 million, respectively, from $22.5 million and $15.1 million, respectively, at August 31, 1999, as the Company continues to maintain higher levels of EPS resin ahead of announced price increases by its raw material suppliers. Accounts receivable at November 30, 1999 increased to $38.4 million from $33.4 million at August 31, 1999 due principally to the higher sales during the period and to the acquisition of Lane Container Company in September 1999.

      Capital expenditures for property, plant and equipment during the three months ended November 30, 1999 amounted to $4.1 million, including approximately $551,000 for environmental control equipment. Approximately 40% of the capital expenditures were for building and leasehold improvements, including the purchase and refurbishment of an integrated materials facility in Darlington, Pennsylvania, to which the Company has transferred its integrated materials manufacturing operations from a leased facility in Beaver, Pennsylvania. A majority of the balance of the capital expenditures was for molding presses and related equipment.

      In September 1999, the Company acquired the specialty corrugated containers, heavy wall corrugated and custom wood crating business of Lane Container Company in Dallas, Texas (see Note 5 to the Condensed Consolidated Financial Statements). During the three months ended November 30, 1999, expenditures for business acquisitions, net of cash acquired, substantially all of which related to this acquisition, amounted to $3.5 million. The Company will continue to look for acquisitions which will mesh well with the Company’s business.

      On September 23, 1999, the Company entered into a new credit agreement with its principal bank and a second bank. The new agreement provides for a revolving credit facility of $45.0 million and $45.0 million in five-year term-notes. The Company initially borrowed $19.0 million under the revolving credit facility and $45.0 million under the term-notes. The proceeds were used to repay in full the outstanding borrowings under the previous credit agreement.

      Long-term debt increased from $60.1 million at August 31, 1999 to $62.8 million at November 30, 1999, of which $59.4 million was borrowed under the credit agreement referred to above, including $20.0 million of the available $45.0 million revolving credit facility. During the three months ended November 30, 1999, $3.5 million was borrowed under both the previous and the new revolving credit facility primarily to fund the acquisition of Lane Container Company in September 1999 and other capital expenditures.

      During the three months ended November 30, 1999, the Company expended $567,413 in connection with its current share repurchase program (see Note 6 to the Condensed Consolidated Financial Statements). On December 15, 1999, the Company declared a regular semi-annual cash dividend of $0.135 per share payable on January 6, 2000 to shareholders of record on December 27, 1999. Cash dividends of $0.12 per share were paid in both January and July 1999.

      Cash provided by operating activities as supplemented by the amount available under the new credit agreement should be sufficient to fund the Company’s operating needs, capital requirements and dividend payments as well as the Company’s share repurchase program.

Market Risks

      The Company is exposed to market risk from changes in interest rates and foreign exchange rates. There has been no material change in the Company’s exposure to market risks since August 31, 1999.

Year 2000 Compliance

      Before the end of fiscal 1999, the Company completed its assessment of the possible effect on the Company and its business of a malfunction of computers and other equipment with computer microchip processors that could not properly process dates after December 31, 1999. The scope of the Company’s efforts included (i) an evaluation of the Company’s business information systems and manufacturing machinery and equipment, primarily its custom molding machines, (ii) an evaluation of the Year 2000 readiness of the Company’s major raw material suppliers to determine if the Company should anticipate any problems in obtaining the Company’s needed raw materials and (iii) an evaluation of significant customers whose Year 2000 readiness could cause a loss of business that might be material to the Company.

      The Company converted its financial systems software to AS/400 based J. D. Edwards software which is Year 2000 compliant and upgraded its payroll, manufacturing and informational support systems. Hundreds of computers throughout the Company were tested and repaired or replaced as necessary. The Company successfully entertained Year 2000 assessment visits from some of its largest customers. The Company believes its business information systems and manufacturing machinery and equipment are Year 2000 compliant. To date, the Company has not experienced any Year 2000 problems in connection with its business information systems or manufacturing machinery and equipment.

      All major raw material suppliers and the vast majority of the Company’s customers were contacted regarding their Year 2000 readiness and responses were received. Based on the information received, the Company does not anticipate there will be problems with respect to either its suppliers or customers.

      The Year 2000 readiness of third parties is beyond the Company’s control and, although the Company has not received notice that any third party is experiencing Year 2000 problems to date, the most reasonably likely worst case scenario of failure of the Company’s key suppliers and customers to resolve their Year 2000 issues would be a short-term shutdown of manufacturing operations at one or more of the Company’s facilities. In order to minimize the risk of failure of third parties to correct their Year 2000 issues in a timely manner, the Company has a contingency plan that would be put into effect in case such an event were to occur. The plan includes maintaining an inventory of raw materials and finished goods, purchasing raw materials from a number of raw material suppliers and a plan to quickly move manufacturing machinery and/or production molds from any plants that might be rendered inoperative to other similar plants to fulfill production requirements.

      Primarily because the Year 2000 readiness of third parties is beyond the Company’s control, the Company, like others, is vulnerable to business disruption, financial loss and other risks. However, to date, the Company has not experienced, and does not expect to experience, any problems in connection with the Year 2000 issue that could not be resolved without materially affecting the Company’s business, results of operations or financial condition. The cost to the Company of assessing and remediating Year 2000 issues has not been, and is not expected to be, significant.

Other

      The impact of inflation on both the Company’s results of operations and financial condition has been minimal and is not expected to adversely effect fiscal 2000 results.

      In 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of SFAS Statement No. 133.” SFAS No. 137 defers for one year the effective date of SFAS No. 133. SFAS No. 133 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000, and, when adopted by the Company, is not expected to have a material effect on the consolidated financial statements.

Forward-Looking Statements

      This Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Condensed Consolidated Financial Statements contain, in addition to historical information, certain forward-looking statements. Such statements (which are typically identified by the words “believe”, “should”, “expect”, “anticipate” and other expressions that look to the future) are based on assumptions and expectations which, although believed to be reasonable based on information available to the Company, are inherently subject to risks and uncertainties and which, consequently, may or may not be realized. The risks and uncertainties inherent in the assumptions and expectations could be material, and include, but are not limited to, economic and market conditions, the impact of competition, consumer buying trends, pricing trends, fluctuations in the cost and availability of raw materials and the ability to maintain favorable customer and supplier relationships and arrangements. The Company undertakes no obligation to update or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

The exhibits listed below are filed as a part of this quarterly report.

Exhibit No.	Document

27	Financial Data Schedule for the three months ended November 30, 1999.

      (b) Reports on Form 8-K

      No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended November 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tuscarora Incorporated (Registrant)

Date: January 14, 2000	By /s/ John P. O’Leary, Jr. John P. O’Leary, Jr., President and Chief Executive Officer

Date: January 14, 2000	By /s/ Brian C. Mullins Brian C. Mullins, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Tuscarora Incorporated
FORM 10-Q FOR QUARTER ENDED NOVEMBER 30, 1999

EXHIBIT INDEX

      The following exhibits are filed as a part of this quarterly report on Form 10-Q.

Exhibit No.	Document

27	Financial Data Schedule for the three months ended November 30, 1999.