Form 10-Q
period 2000-02-29
TUSCARORA INC
filed 2000-04-14
CIK 821538

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes _X_      No ____

      As of April 1, 2000, 9,312,168 shares of Common Stock, without par value, of the registrant were outstanding.

Tuscarora Incorporated

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at February 29, 2000 (Unaudited) and August 31, 1999	3

Condensed Consolidated Statements of Income (Unaudited) – Three and six months ended February 29, 2000 and February 28, 1999	4

Condensed Consolidated Statements of Cash Flows (Unaudited) – Six months ended February 29, 2000 and February 28, 1999	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 9

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	10 - 13

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tuscarora Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2000	1999

	(Unaudited)
	ASSETS

Current Assets

Cash and cash equivalents	$2,449,482	$6,090,066

Trade accounts receivable, net of provision for losses	39,356,791	33,427,529

Inventories	32,781,940	22,490,918

Prepaid expenses and other current assets	3,096,645	2,425,187

	77,684,858	64,433,700

Property, Plant and Equipment, net	103,231,365	101,054,887

Other Assets

Goodwill	9,709,387	8,667,816

Other non-current assets	3,698,832	3,229,120

Total Assets	$194,324,442	$177,385,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current maturities of long-term debt	$5,275,722	$5,113,972

Accounts payable	17,642,588	15,133,063

Accrued income taxes	1,224,045	276,112

Accrued payroll and related taxes	1,114,446	1,518,769

Other current liabilities	5,254,533	5,017,092

	30,511,334	27,059,008

Long-term Debt - less current maturities	70,518,323	60,064,673

Deferred Income Taxes	407,604	1,123,373

Other Long-term Liabilities	2,336,457	2,454,547

Total Liabilities	103,773,718	90,701,601

Shareholders’ Equity

Preferred Stock — par value $.01 per share: authorized shares, 2,000,000; none issued	—	—

Common Stock — without par value: authorized shares, 50,000,000; issued shares, 9,574,388 at February 29, 2000 and 9,568,343 at August 31, 1999	9,574,388	9,568,343

Capital surplus	1,763,233	1,696,670

Retained earnings	83,126,466	77,680,902

Accumulated other comprehensive (loss)	(700,095)	(481,262)

	93,763,992	88,464,653

Less cost of reacquired shares of Common Stock: 258,968 shares at February 29, 2000 and 138,468 shares at August 31, 1999	(3,213,268)	(1,780,731)

Total Shareholders’ Equity	90,550,724	86,683,922

Total Liabilities and Shareholders’ Equity	$194,324,442	$177,385,523

      Note: The consolidated balance sheet at August 31, 1999 has been taken from the audited financial statements and condensed.

      See notes to unaudited condensed consolidated financial statements.

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2000	1999	2000	1999

Net Sales	$61,300,885	$53,640,580	$126,018,688	$114,106,315

Cost of Sales	47,340,523	41,626,953	95,733,283	87,005,377

Gross profit	13,960,362	12,013,627	30,285,405	27,100,938

Selling and Administrative Expenses	9,046,448	7,749,612	17,279,285	15,400,526

Interest Expense	1,319,821	1,182,085	2,512,057	2,393,916

Other (Income) Expense — net	(163,430)	(9,397)	(332,164)	(130,230)

Total expenses	10,202,839	8,922,300	19,459,178	17,664,212

Income before income taxes	3,757,523	3,091,327	10,826,227	9,436,726

Provision for Income Taxes	1,438,768	1,199,092	4,090,425	3,580,084

Net income	$2,318,755	$1,892,235	$6,735,802	$5,856,642

Dividends declared and paid per share	$.135	$.12	$.135	$.12

Basic net income per share of Common Stock	$.25	$.20	$.72	$.62

Diluted net income per share of Common Stock	$.25	$.20	$.71	$.61

      See notes to unaudited condensed consolidated financial statements.

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	February 29,	February 28,
	2000	1999

Operating Activities

Net Income	$6,735,802	$5,856,642

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation	8,508,505	7,843,839

Amortization	669,096	607,943

Provision for losses on receivables	27,348	137,879

Decrease in deferred income taxes	(718,436)	(321,861)

Loss (gain) on disposition of property, plant and equipment, net	12,373	(184,065)

Stock compensation expense	6,073	6,127

Changes in operating assets and liabilities, net of effects of business acquisitions:

Decrease (increase):

Trade accounts receivable	(5,132,174)	(322,949)

Inventories	(9,762,279)	(1,796,889)

Prepaid expenses and other current assets	(635,086)	(1,823,205)

Other non-current assets	(329,395)	(67,677)

Increase (decrease):

Accounts payable	2,119,207	264,647

Accrued income taxes	947,933	28,089

Accrued payroll and related taxes	(402,749)	(277,209)

Other current liabilities	138,313	(1,361,263)

Other long-term liabilities	(117,710)	(133,737)

Cash provided by operating activities	2,066,821	8,456,311

Investing Activities

Purchase of property, plant and equipment	(9,886,689)	(7,681,740)

Business acquisitions, net of cash acquired	(3,696,259)	(2,379,324)

Proceeds from sale of property, plant and equipment	223,121	694,810

Cash used for investing activities	(13,359,827)	(9,366,254)

Financing Activities

Proceeds from long-term debt	77,030,000	1,000,000

Payments on long-term debt	(66,715,704)	(2,890,006)

Dividends paid	(1,290,238)	(1,143,735)

Proceeds from sale of Common Stock	66,536	77,414

Payments to reacquire Common Stock	(1,432,538)	(396,588)

Cash provided by (used for) financing activities	7,658,056	(3,352,915)

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(5,634)	(57,200)

Net decrease in cash and cash equivalents	(3,640,584)	(4,320,058)

Cash and Cash Equivalents at Beginning of Period	6,090,066	5,452,281

Cash and Cash Equivalents at End of Period	$2,449,482	$1,132,223

      See notes to unaudited condensed consolidated financial statements.

Tuscarora Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet at February 29, 2000 and the consolidated statements of income and consolidated statements of cash flows of Tuscarora Incorporated (the “Company”) for the six months ended February 29, 2000 and February 28, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2000 and for the periods presented have been made and are of a normal recurring nature.

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

The results of operations for the six months ended February 29, 2000 are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories

Inventories are summarized as follows:

	February 29,	August 31,
	2000	1999

Finished goods	$12,694,301	$10,606,473

Work in process	249,027	198,093

Raw materials	17,730,721	10,326,444

Supplies	2,107,891	1,359,908

	$32,781,940	$22,490,918

3. Comprehensive Income

Total comprehensive income for the three and six months ended February 29, 2000 and February 28, 1999, were as follows:

	Three Months Ended		Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2000	1999	2000	1999

Net Income	$2,318,755	$1,892,235	$6,735,802	$5,856,642

Foreign currency translation (loss)	(95,783)	(691,202)	(218,833)	(797,907)

Comprehensive income	$2,222,972	$1,201,033	$6,516,969	$5,058,735

At February 29, 2000 and August 31, 1999, accumulated other comprehensive expense, which consisted entirely of foreign currency translation adjustments, amounted to $700,095 and $481,262, respectively.

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share in accordance with the provisions of SFAS No. 128.

	Three Months Ended		Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2000	1999	2000	1999

Net income	$2,318,755	$1,892,235	$6,735,802	$5,856,642

Weighted average common shares outstanding – basic	9,367,932	9,509,061	9,389,702	9,518,002

Effect of dilutive securities:

Stock options	41,382	88,445	48,054	80,539

Weighted average common shares outstanding – diluted	9,409,314	9,597,506	9,437,756	9,598,541

Basic net income per common share	$0.25	$0.20	$0.72	$0.62

Diluted net income per common share	$0.25	$0.20	$0.71	$0.61

Securities not included in the computation of diluted net income per share for the periods presented were as follows:

	Three Months Ended		Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2000	1999	2000	1999

Stock options	1,130,075	454,825	1,087,273	454,825

Option price range	$12.50-$19.16	$14.96-$19.16	$12.50-$19.16	$14.96-$19.16

The options to purchase shares of Common Stock not included in the computation of diluted net income per common share for the periods presented were excluded because the exercise price of the stock options was higher than the average market price of the Common Stock during the periods.

5. Business Acquisition

On September 1, 1999, the Company purchased the specialty corrugated container, heavy wall corrugated fabrication and custom wood crating business of Lane Container Company of Dallas, Texas for a combination of cash, the assumption of certain liabilities and certain contingent payments. The Company is continuing the business acquired at its current location under a lease with a third party. On February 1, 2000, the Company purchased the custom wood pallet and container business of Erickson Wood Products of Belmont, California for cash and certain contingent payments. The business acquired will be relocated to the Company’s existing manufacturing facility in Hayward, California. Each of such acquisitions was accounted for under the purchase method of accounting and in each case a portion of the purchase price was allocated to goodwill. The total amount paid and to be paid in connection with such acquisitions is not material.

6. Share Repurchase Program

In October 1998, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s Common Stock at prices not to exceed $15 per share through August 31, 1999. Such authorization has subsequently been extended through August 31, 2001, with the maximum number of shares that may be repurchased increased to 500,000. There was no increase in the maximum price per share that may be paid. During fiscal 1999, the Company repurchased 123,850 shares of Common Stock at prices ranging from $9.94 to $13.94 per share and during the six months ended February 29, 2000, the Company repurchased 120,500 shares of Common Stock at prices ranging from $10.94 to $12.69 per share.

7. Business Segments and Geographical Information

The Company currently operates in a single business segment as a designer and manufacturer of protective packaging, material handling solutions and componentry. The Company has product design, sales and manufacturing operations in the U.S. and the U.K., along with sales and manufacturing operations in Mexico. The geographic distribution of net sales and operating income (loss) for the three and six months ended February 29, 2000 and February 28, 1999 and of long-lived assets at February 29, 2000 and August 31, 1999 is set forth below. The business in Mexico is conducted under "Maquiladora" programs, and a portion of U.S. selling expenses has been allocated to the Mexican operations for the periods presented since the product design and a majority of the selling activity for these operations is performed by U.S. personnel. Operating income (loss) is gross profit less selling and administrative expenses.

	Three Months Ended		Six Months Ended

	February 29,	February 28,	February 29,	February 28,
	2000	1999	2000	1999

Net Sales
United States	$50,213,902	$44,064,326	$102,370,224	$92,749,422

United Kingdom	5,565,456	5,918,413	12,066,870	12,475,065

Mexico	5,521,527	3,657,841	11,581,594	8,881,828

Total	$61,300,885	$53,640,580	$126,018,688	$114,106,315

Operating Income (Loss)
United States	$5,077,536	$4,850,262	$12,866,742	$11,996,016

United Kingdom	(271,587)	(104,133)	(330,137)	(130,141)

Mexico	107,965	(482,114)	469,515	(165,463)

Total	$4,913,914	$4,264,015	$13,006,120	$11,700,412

	February 29,	August 31,
	2000	1999

Long-Lived Assets
United States	$91,663,273	$86,379,603

United Kingdom	16,027,800	17,044,811

Mexico	8,948,511	9,527,409

Total	$116,639,584	$112,951,823

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

9. Other Information

In 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of SFAS Statement No. 133”. SFAS No. 137 defers for one year the effective date of SFAS No. 133. SFAS No. 133 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000, and, when adopted by the Company, is not expected to have a material effect on the consolidated financial statements.

10. Subsequent Event

On March 1, 2000, the Company purchased the interior foam cushion fabricating business of Cushion Packaging Company in Dallas, Texas for cash and certain contingent payments. The business acquired will be relocated to the Company’s existing manufacturing facility in Dallas, Texas. The amount paid and to be paid in connection with the acquisition is not material. The acquisition was accounted for under the purchase method of accounting, with a portion of the purchase price allocated to goodwill.

Item 2. Management’s Discussion and Analysis of Results
of Operations and Financial Condition

      Results of Operations — Three Months Ended February 29, 2000
Compared to Three Months Ended February 28, 1999

      Net income for the three months ended February 29, 2000 was $2.3 million, or $0.25 per diluted share, up 23% compared with net income of $1.9 million, or $0.20 per diluted share, for the three months ended February 28, 1999. The increase in net income was due to increases in net sales and the continued implementation of efficiencies in the production process at the plant level, leading to higher gross profit and a slightly higher gross profit margin than in the prior fiscal year. The results for both net sales and net income represent quarterly records for the Company’s second fiscal quarter.

      Net sales for the three months ended February 29, 2000 were $61.3 million, an increase of $7.7 million, or 14.3%, over the same period of fiscal 1999. Approximately 67% of the increase in net sales was attributable to increased demand for the Company’s products in virtually all end-use markets in North America. The balance of the increase in net sales was due to the successful integration with the Company of Berry Packaging, Inc. in Sallisaw, Oklahoma in February 1999 and Lane Container Company in Dallas, Texas in September 1999 and to higher selling prices for many of the Company’s products, particularly during the second fiscal quarter. Higher selling prices were necessitated by increased raw material costs, particularly for expandable polystyrene resins and corrugated paper.

      Gross profit increased 16.2% to $14.0 million for the three months ended February 29, 2000, as compared to $12.0 million in the three months ended February 28, 1999. Despite the increases in raw material costs, gross profit as a percentage of net sales increased to 22.8% in the current three month period from 22.4% in the same period of the prior fiscal year. The Company’s increased profitability demonstrates its continued focus on improving the operating efficiency of many of its manufacturing facilities.

      Selling and administrative expenses for the three months ended February 29, 2000 increased 16.7%, or $1.3 million, to $9.0 million. This increase is primarily attributable to higher employee costs which were added in the latter half of fiscal 1999 and to costs added with the current fiscal year acquisition of Lane Container Company in September 1999.

      Net sales and operating loss for the United Kingdom operations for the three months ended February 29, 2000 were $5.6 million and ($271,587), respectively, compared to $5.9 million and ($104,133), respectively, in the same period of fiscal 1999. Despite the decrease in net sales, gross profit as a percentage of net sales increased to 15.4% in the second quarter of fiscal 2000 from 14.5% in the second quarter of fiscal 1999. The increased gross profit margin demonstrates continued modest improvements in the operating efficiency in the manufacturing facilities in the United Kingdom. The increase in operating loss was a result of higher selling and administrative expenses for the period due to costs incurred to redistribute certain business more efficiently among the manufacturing facilities in the United Kingdom.

      Net sales and operating income for the Mexican operations for the three months ended February 29, 2000 were $5.5 million and $107,965, respectively, compared to $3.7 million and ($482,114), respectively, in the same period of fiscal 1999. The increase in net sales resulted from growth in business from existing customers as well as business from customers relocating their manufacturing facilities to Mexico. During the three months ended February 29, 2000, gross profit for the Mexican operations amounted to $853,016 million or 15.4% of net sales compared to a gross profit of $45,873 or 1.3% of net sales in the same period of the prior fiscal year. Operating income for the fiscal 1999 period was adversely impacted by start up costs of the Company’s Tijuana facility. The significant improvement in operating income during the fiscal 2000 period is due to the Tijuana facility being fully operational during that period.

      Interest expense for the three months ended February 29, 2000 increased to $1.3 million from $1.2 million in the same period of the prior fiscal year, while remaining a constant 2.2% of net sales. The increase resulted from an additional borrowing during the current period of $9.5 million under the Company's revolving credit facility.

      Income before income taxes for the three months ended February 29, 2000 increased to $3.8 million from $3.1 million in the same period of fiscal 1999, an increase of 21.6%. The effective tax rate decreased from 38.8% in the prior period to 38.3% in the current period.

Results of Operations — Six Months Ended February 29, 2000
Compared to Six Months Ended February 28, 1999

      Net income for the six months ended February 29, 2000 was $6.7 million, or $0.71 per diluted share, compared with net income of 5.9 million, or $0.61 per diluted share, for the same period in fiscal 1999. This represents an increase in net income of 15.0% and an increase in diluted net income per share of 16.4% over the net income and diluted net income per share for the six months ended February 28, 1999. The increase in net income was due to increases in net sales and the continued implementation of efficiencies in the production process at the plant level, leading to higher gross profit and a slightly higher gross profit margin than in the prior fiscal year.

      Net sales increased $11.9 million, or 10.4%, to $126.0 million in the first six months of fiscal 2000 from $114.1 million in the first six months of fiscal 1999. Approximately 54% of the increase in net sales is attributable to an increased demand for the Company’s products. The balance of the increase is due to the acquisitions of Berry Packaging, Inc. in February 1999 and Lane Container Company in September 1999 as well as the higher selling prices for many of the Company’s products referred to in the discussion above of the results for the second fiscal quarter.

      Gross profit for the six months ended February 29, 2000 was $30.3 million, an increase of $3.2 million from $27.1 million in the same period of fiscal 1999. Gross profit as a percentage of net sales rose to 24.0% during the six months ended February 29, 2000 from 23.8% in the same period of the prior fiscal year as a result of the Company’s focus on continually improving the efficiency of its manufacturing process despite the increases in raw material costs.

      Selling and administrative expenses for the six months ended February 29, 2000 rose 12.2% to $17.3 million compared to $15.4 million in the same period last fiscal year and increased as a percentage of net sales to 13.7% from 13.5% in the same period last fiscal year. This increase is primarily attributable to the higher employee costs referred to in the discussion above of the results for the second fiscal quarter.

      The United Kingdom operations continued to demonstrate improvements in manufacturing efficiency despite lower net sales. For the six months ended February 29, 2000, net sales decreased 3.3% to $12.1 million from $12.5 million in the same period last fiscal year. Gross profit in the United Kingdom rose 5.7% to $1.9 million in the six months ended February 29, 2000, up from $1.8 million for the six months ended February 28, 1999. Due to increases in selling and administrative expenses as a result of costs incurred to redistribute certain business more efficiently among the manufacturing facilities in the United Kingdom, operating losses increased to ($330,137) from ($130,141) for the six months ended February 29, 2000 and February 28, 1999 respectively.

      Net sales and gross profit of the Mexican operations improved by 30.4% and 93.7%, respectively, for the first six months of fiscal 2000 as compared to the same period of the prior fiscal year. The increase in net sales resulted from growth in business from existing customers as well as new business from customers relocating their manufacturing facilities to Mexico. During the six months ended February 29, 2000, gross profit for the Mexican operations amounted to $1.9 million, or 16.3% of net sales of $11.6 million, compared to a gross profit of $1.0 million, or 11.0% of net sales of $8.9 million, in the same period of the prior fiscal year. Operating income of the Mexican operations improved to $469,515 in the current six month period as compared to an operating loss of ($165,463) in the same period of the prior fiscal year. Operating income for the fiscal 1999 period was adversely affected by start up costs of the Company’s Tijuana facility. The significant improvement in operating income during the fiscal 2000 period was due to the Tijuana facility being fully operational during that period.

      Interest expense increased to $2.5 million in the first six months of fiscal 2000, up 4.9% from $2.4 million for the first six months of fiscal 1999 but decreased slightly as a percentage of net sales to 2.0% in the current period compared to 2.1% in the prior period. The increase resulted from an additional borrowing during the current period of $13.0 million under the Company's revolving credit facility.

      Income before income taxes for the six months ended February 29, 2000 increased 14.7% to $10.8 million, up from $9.4 million in the same period of fiscal 1999. The effective tax rate decreased from 37.9% in the prior period to 37.8% in the current period.

      The Company continues to be pleased with the results of operations. Record sales and net income for each of the first and second quarters of the fiscal year reflect a strong demand for the Company’s products and improvements in the Company’s gross profit margins and overall profitability.

Liquidity and Capital Resources

      Cash provided by operating activities amounted to $4.7 million and ($2.6) million during the three months ended November 30, 1999 and February 29, 2000, respectively, compared to $2.3 million and $6.2 million during the three months ended November 30, 1998 and February 28, 1999, respectively. The negative cash flow from operating activities during the three months ended February 29, 2000 was caused by very substantial purchases of EPS resins during the fiscal quarter in advance of announced price increases by the Company's raw material suppliers. As a result of the raw material purchases, inventories at February 29, 2000 increased to $32.8 million from $22.5 million at August 31, 1999 and $26.7 million at November 30, 1999.

      Depreciation and amortization amounted to $9.2 million for the six months ended February 29, 2000 compared to $8.5 million for the same period of the prior fiscal year. Because a substantial portion of the Company’s operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

      Accounts receivable and accounts payable at February 29, 2000 increased to $39.4 million and $17.6 million, respectively, from $33.4 million and $15.1 million, respectively, at August 31, 1999. The increase in accounts receivable was due principally to the higher sales during the period and the acquisition of Lane Container Company in September 1999. The increase in accounts payable was due principally to the increased raw material purchases.

      Capital expenditures for property, plant and equipment during the six months ended February 29, 2000 amounted to $9.9 million, including approximately $613,000 for environmental control equipment. Approximately 40.8% of the capital expenditures were for land, buildings and leasehold improvements, including the purchase and refurbishment of an integrated materials facility in Darlington, Pennsylvania, to which the Company has transferred its integrated materials manufacturing operations from a leased facility in Beaver, Pennsylvania. A majority of the balance of the capital expenditures was for molding presses and other manufacturing and auxiliary equipment.

      In September 1999, the Company purchased the specialty corrugated container, heavy wall corrugated and custom wood crating business of Lane Container Company (see Note 5 to the Condensed Consolidated Financial Statements). In February 2000, the Company purchased the custom wood pallet and container business of Erickson Wood Products (see Note 5 to Condensed Consolidated Financial Statements). During the six months ended February 29, 2000, expenditures for business acquisitions, net of cash acquired, substantially all of which related to such acquisitions, amounted to $3.7 million. On March 1, 2000, the Company purchased the interior foam custom fabricating business of Cushion Packaging Company (see Note 10 to the Condensed Consolidated Financial Statements). The Company will continue to look for acquisitions which will mesh well with the Company’s business.

      During the six months ended February 29, 2000, the Company announced the opening of a new facility in Guadalajara, Mexico, one of the world’s fastest growing centers for high technology manufacturing. This facility will serve high technology customers with a variety of protective packaging products, some of which are fabricated in-house while others are supplied by subcontractors.

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

      Long-term debt has increased from $60.1 million at August 31, 1999 to $70.5 million at February 29, 2000. Of the amount outstanding at February 29, 2000, $67.8 million was borrowed under the new credit agreement, including $29.5 million of the $45.0 million available under the revolving credit facility. During the six months ended February 29, 2000, $13.0 million was borrowed under both the previous and the new revolving credit facility. Of this amount, $3.5 million was borrowed during the three months ended November 30, 1999 primarily to fund the acquisition of Lane Container Company in September 1999 and $9.5 million was borrowed during the three months ended February 29, 2000 primarily to fund raw material purchases and capital expenditures.

      During the six months ended February 29, 2000, the Company spent $1,432,538 in connection with its share repurchase program (see Note 6 to the Condensed Consolidated Financial Statements). On December 15, 1999, the Company declared a regular semi-annual cash dividend of $0.135 per share payable on January 6, 2000 to shareholders of record on December 27, 1999. Cash dividends of $0.12 per share were paid in both January and July 1999.

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

Impact of Year 2000

      In prior reports, the Company discussed the nature and progress of its plans to become Year 2000 ready. In the fourth quarter of fiscal 1999, the Company completed remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology, or non-information technology, systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties with which it does business. Expenses relating to Year 2000 remediation have not been and are not expected to be material to the results of operations of the Company. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Other

      The impact of inflation on both the Company’s results of operations and financial condition has been minimal and is not expected to adversely effect fiscal 2000 results.

      In 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of SFAS Statement No. 133”. SFAS No. 137 defers for one year the effective date of SFAS No. 133. SFAS No. 133 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000, and, when adopted by the Company, is not expected to have a material effect on the consolidated financial statements.

Forward-Looking Statements

      This Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Condensed Consolidated Financial Statements (Unaudited) contain, in addition to historical information, certain forward-looking statements. Such statements (which are typically identified by the words “believe”, “should”, “expect”, “anticipate” and other expressions that look to the future) are based on assumptions and expectations which, although believed to be reasonable based on information available to the Company, are inherently subject to risks and uncertainties and which, consequently, may or may not be realized. The risks and uncertainties inherent in the assumptions and expectations could be material, and include, but are not limited to, economic and market conditions, the impact of competition, consumer buying trends, pricing trends, fluctuations in the cost and availability of raw materials and the ability to maintain favorable customer and supplier relationships and arrangements. The Company undertakes no obligation to update or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Shareholders was held on December 16, 1999. The holders of 8,185,891 shares of the Company’s Common Stock (approximately 87.02% of the shares entitled to be voted) were present at the meeting in person or by proxy. The matters voted upon at the meeting were (i) the election of three persons to serve as directors for a three-year term expiring at the annual meeting of shareholders in 2002 and (ii) the ratification of the appointment of Ernst & Young, LLP as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the 2000 fiscal year.

      Jeffery L. Leininger, David C. O’Leary and Thomas P. Woolaway, the nominees of the Company’s Board of Directors, were elected to serve as directors until 2002. There were no other nominees. Shares were voted as follows:

		Withhold
Name	For	Vote For

Jeffery L. Leininger	8,152,087	33,806

David C. O’Leary	8,084,116	101,775

Thomas P. Woolaway	8,156,101	29,790

      The appointment of Ernst & Young, LLP as the independent public accountants for the 2000 fiscal year was ratified: affirmative votes, 8,162,472 shares; negative votes, 17,550 shares; and abstained, 5,870 shares.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits listed below are filed as a part of this quarterly report.

Exhibit No.	Document

27	Financial Data Schedule for the six months ended February 29, 2000.

      A copy of the exhibit filed as a part of this quarterly report is available at a cost of $.20 per page to any shareholder upon written request to Brian C. Mullins, Senior Vice President, Chief Financial Officer and Treasurer, Tuscarora Incorporated, 800 Fifth Avenue, New Brighton, PA 15066.

      (b) Reports on Form 8-K

      No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended February 29, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tuscarora Incorporated (Registrant)

Date: April 14, 2000	By /s/ John P. O’Leary, Jr. John P. O’Leary, Jr., President and Chief Executive Officer

Date: April 14, 2000	By /s/ Brian C. Mullins Brian C. Mullins, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Tuscarora Incorporated
FORM 10-Q FOR QUARTER ENDED FEBRUARY 29, 2000

EXHIBIT INDEX

      The following exhibits are filed as a part of this quarterly report on Form 10-Q.

Exhibit No.	Document

27	Financial Data Schedule for the six months ended February 29, 2000.