Form 10-Q
period 2000-05-31
TUSCARORA INC
filed 2000-07-14
CIK 821538

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

Yes      X          No

      As of July 1, 2000, 9,304,485 shares of Common Stock, without par value, of the registrant were outstanding.

Tuscarora Incorporated

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets at May 31, 2000 (Unaudited) and August 31, 1999	3

Condensed Consolidated Statements of Income (Unaudited) – Three and nine month periods ended May 31, 2000 and May 31, 1999	4

Condensed Consolidated Statements of Cash Flows (Unaudited) – Nine months ended May 31, 2000 and May 31, 1999	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 9

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	10 - 14

Part II. Other Information

Item 1. Legal Proceedings	15

Item 6. Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tuscarora Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2000	1999

	(Unaudited)
	ASSETS

Current Assets

Cash and cash equivalents	$5,850,854	$6,090,066

Trade accounts receivable, net of provision for losses	45,435,148	33,427,529

Inventories	39,308,550	22,490,918

Prepaid expenses and other current assets	4,381,008	2,425,187

	94,975,560	64,433,700

Property, Plant and Equipment, net	101,976,264	101,054,887

Other Assets

Goodwill, net	8,634,982	8,667,816

Other non-current assets, net	4,712,897	3,229,120

Total Assets	$210,299,703	$177,385,523

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current maturities of long-term debt	$5,280,201	$5,113,972

Accounts payable	23,000,846	15,133,063

Accrued income taxes	980,315	276,112

Accrued payroll and related taxes	1,286,186	1,518,769

Other current liabilities	6,732,162	5,017,092

	37,279,710	27,059,008

Long-term Debt — less current maturities	77,202,012	60,064,673

Deferred Income Taxes	350,595	1,123,373

Other Long-term Liabilities	2,315,158	2,454,547

Total Liabilities	117,147,475	90,701,601

Shareholders’ Equity

Preferred Stock – par value $.01 per share: authorized shares, 2,000,000; none issued	—	—

Common Stock – without par value: authorized shares, 50,000,000; issued shares, 9,582,386 at May 31, 2000 and 9,568,343 at August 31, 1999	9,582,386	9,568,343

Capital surplus	1,824,134	1,696,670

Retained earnings	87,024,871	77,680,902

Accumulated other comprehensive income (loss)	(1,817,720)	(481,262)

	96,613,671	88,464,653

Less cost of reacquired shares of Common Stock:

278,768 shares at May 31, 2000 and 138,468 shares at August 31, 1999	(3,461,443)	(1,780,731)

Total Shareholders’ Equity	93,152,228	86,683,922

Total Liabilities and Shareholders’ Equity	$210,299,703	$177,385,523

Note:  The consolidated balance sheet at August 31, 1999 has been taken from the audited financial statements and condensed.

See notes to unaudited condensed consolidated financial statements.

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2000	1999	2000	1999

Net Sales	$72,465,046	$59,703,336	$198,483,734	$173,809,651

Cost of Sales	55,413,074	46,008,568	151,146,357	133,013,945

Gross profit	17,051,972	13,694,768	47,337,377	40,795,706

Selling and Administrative Expenses	9,368,985	7,984,533	26,648,270	23,385,059

Interest Expense	1,543,982	1,078,593	4,056,039	3,472,509

Other (Income) Expense – net	(146,170)	(135,473)	(478,334)	(265,703)

Total expenses	10,766,797	8,927,653	30,225,975	26,591,865

Income before income taxes	6,285,175	4,767,115	17,111,402	14,203,841

Provision for Income Taxes	2,386,770	1,768,152	6,477,195	5,348,236

Net income	$3,898,405	$2,998,963	$10,634,207	$8,855,605

Basic net income per share of Common Stock	$0.42	$0.32	$1.14	$0.93

Diluted net income per share of Common Stock	$0.42	$0.31	$1.13	$0.92

Dividend declared and paid per share of Common Stock	$0.00	$0.00	$0.135	$0.12

See notes to unaudited condensed consolidated financial statements.

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,

	2000	1999

Operating Activities

Net Income	$10,634,207	$8,855,605

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation	12,592,509	11,980,162

Amortization	1,002,054	910,636

Provision for losses on receivables	117,662	123,584

Decrease in deferred income taxes	(805,894)	(436,863)

Net gain on sales, abandonment or write-down of assets	(183,990)	(104,109)

Stock compensation expense	9,061	9,090

Changes in operating assets and liabilities, net of effects of business acquisitions:

Decrease (increase):

Trade accounts receivable	(11,814,177)	(1,739,750)

Inventories	(16,417,673)	(1,651,362)

Prepaid expenses and other current assets	(1,815,564)	(2,768,498)

Other non-current assets	(434,679)	(84,678)

Increase (decrease):

Accounts payable	7,689,028	2,396,594

Accrued income taxes	704,203	(901,730)

Accrued payroll and related taxes	(219,650)	(202,451)

Other current liabilities	1,597,318	(1,735,575)

Other long-term liabilities	(123,340)	(303,975)

Cash provided by operating activities	2,531,075	14,346,680

Investing Activities

Purchase of property, plant and equipment	(15,194,896)	(12,692,624)

Business acquisitions, net of cash acquired	(4,143,791)	(2,422,169)

Proceeds from sale of property, plant and equipment	3,241,506	760,798

Increase in long-term receivables	(757,070)	—

Cash used for investing activities	(16,854,251)	(14,353,995)

Financing Activities

Proceeds from long-term debt	85,030,000	3,500,000

Payments on long-term debt	(67,927,929)	(4,120,281)

Dividends paid	(1,290,238)	(1,143,735)

Proceeds from sale of Common Stock	132,447	107,053

Payments to reacquire Common Stock	(1,680,713)	(737,050)

Cash provided by (used for) financing activities	14,263,567	(2,394,013)

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(179,603)	20,236

Net decrease in cash and cash equivalents	(239,212)	(2,381,092)

Cash and Cash Equivalents at Beginning of Period	6,090,066	5,452,281

Cash and Cash Equivalents at End of Period	$5,850,854	$3,071,189

See notes to unaudited condensed consolidated financial statements.

Tuscarora Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet at May 31, 2000 and the consolidated statements of income and consolidated statements of cash flows of Tuscarora Incorporated (the Company) for the three and nine month periods ended May 31, 2000 and May 31, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 2000 and for the periods presented have been made and are of a normal recurring nature.

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

The results of operations for the three and nine month periods ended May 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories

Inventories are summarized as follows:

	May 31,	August 31,
	2000	1999

Finished goods	$11,906,749	$10,606,473

Work in process	148,020	198,093

Raw materials	25,201,458	10,326,444

Supplies	2,052,323	1,359,908

	$39,308,550	$22,490,918

3. Comprehensive Income

Total comprehensive income for the three and nine months ended May 31, 2000 and 1999 was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2000	1999	2000	1999

Net Income	$3,898,405	$2,998,963	$10,634,207	$8,855,605

Foreign currency translation (loss) gain	(1,117,625)	78,739	(1,336,458)	(719,168)

Comprehensive income	$2,780,780	$3,077,702	9,297,749	$8,136,437

At May 31, 2000 and August 31, 1999, accumulated other comprehensive income (loss), which consisted entirely of foreign currency translation adjustments, amounted to ($1,817,720) and ($481,262), respectively.

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of Common Stock in accordance with the provisions of SFAS No. 128:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2000	1999	2000	1999

Net income	$3,898,405	$2,998,963	$10,634,207	$8,855,605

Weighted average shares of Common Stock outstanding – basic	9,310,080	9,488,484	9,354,937	9,508,055

Effect of dilutive securities:

Stock options	62,680	68,737	52,437	76,294

Weighted average shares of Common Stock outstanding – diluted	9,372,760	9,557,221	9,407,374	9,584,349

Basic net income per share of Common Stock	$0.42	$0.32	$1.14	$0.93

Diluted net income per share of Common Stock	$0.42	$0.31	$1.13	$0.92

Securities not included in the computation of diluted net income per share of Common Stock for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2000	1999	2000	1999

Stock options	990,075	971,819	1,101,644	866,734

Option price range	$12.82-$19.16	$12.82-$19.16	$12.50-$19.16	$12.82-$19.16

The options to purchase shares of Common Stock not included in the computation of diluted net income per share of Common Stock for the periods presented were excluded because the exercise price of the stock options was higher than the average market price of the shares of Common Stock during the periods.

5. Business Acquisitions

On September 1, 1999, the Company purchased the specialty corrugated container, heavy wall corrugated fabrication and custom wood crating business of Lane Container Company of Dallas, Texas for a combination of cash, the assumption of certain liabilities and certain contingent payments. The Company is continuing the business acquired at its current location under a lease with a third party. On February 1, 2000, the Company purchased the custom wood pallet and container business of Erickson Wood Products of Belmont, California for cash and certain contingent payments. The business acquired was relocated to the Company’s existing manufacturing facility in Hayward, California. On March 1, 2000, the Company purchased the interior foam cushion fabricating business of Cushion Packaging Company of Dallas, Texas for cash and certain contingent payments. The Company intends to relocate the business acquired to its facility in Dallas, Texas upon the expiration of the existing lease. Each of the above acquisitions was accounted for under the purchase method of accounting and in each case a portion of the purchase price was allocated to goodwill and a covenant not to compete. The total amount paid and to be paid in connection with such acquisitions is not material.

6. Share Repurchase Program

In October 1998, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s Common Stock at prices not to exceed $15 per share through August 31, 1999. Such authorization has subsequently been extended through August 31, 2001, with the maximum number of shares that may be repurchased increased to 500,000. There was no increase in the maximum price per share that may be paid. During fiscal 1999, the Company repurchased 123,850 shares of Common Stock at prices ranging from $9.94 to $13.94 per share and during the nine months ended May 31, 2000, the Company repurchased 140,300 shares of Common Stock at prices ranging from $10.94 to $13.56 per share.

7. Business Segments and Geographical Information

The Company currently operates in a single business segment as a designer and manufacturer of protective packaging, material handling solutions and componentry. The Company has product design, sales and manufacturing operations in the U.S. and the U.K., along with sales and manufacturing operations in Mexico. The geographic distribution of net sales and operating income (loss) for the three and nine months ended May 31, 2000 and 1999 and of long-lived assets at May 31, 2000 and August 31, 1999 is set forth below. The business in Mexico is conducted under “Maquiladora” programs, and a portion of U.S. selling expenses has been allocated to the Mexican operations for the periods presented since the product design and a majority of the selling activity for these operations is performed by U.S. personnel. Operating income (loss) is gross profit less selling and administrative expenses.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2000	1999	2000	1999

Net Sales

United States	$60,589,613	$49,111,217	$162,959,837	$141,860,639

United Kingdom	5,870,454	6,516,664	17,937,324	18,991,729

Mexico	6,004,979	4,075,455	17,586,573	12,957,283

Total	$72,465,046	$59,703,336	$198,483,734	$173,809,651

Operating Income (Loss)

United States	$7,816,570	$5,938,240	$20,683,312	$17,934,256

United Kingdom	(199,237)	135,611	(529,374)	5,470

Mexico	65,654	(363,616)	535,169	(529,079)

Total	$7,682,987	$5,710,235	$20,689,107	$17,410,647

	May 31,	August 31,
	2000	1999

Long-Lived Assets

United States	$94,375,446	$86,379,603

United Kingdom	12,345,568	17,044,811

Mexico	8,603,129	9,527,409

Total	$115,324,143	$112,951,823

8. Claims and Contingencies

On May 22, 2000, a Motion for Summary Judgment in favor of the Company was granted in a lawsuit filed against the Company in December 1996 seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee. The plaintiff in this lawsuit has filed an appeal (see Items 1 and 6(b) of Part II of this quarterly report). In addition, a number of legal and administrative proceedings against the Company involving claims of employment discrimination are pending. In the opinion of management, the dispositions of the lawsuit and the proceedings should not have a material adverse effect on the Company’s financial position or results of operations.

9. Other Information

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Subsequently, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of SFAS Statement No. 133”, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 will be applicable to the Company on September 1, 2000 and will result in an item of accumulated other comprehensive income (loss) which will not be significant.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” to clarify the revenue recognition rules for certain types of transactions. The Company is currently evaluating the effect of implementing SAB 101, which is required to be adopted by the Company by the fourth quarter of the fiscal year ending August 31, 2001.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Three Months Ended May 31, 2000
Compared to Three Months Ended May 31, 1999

      Net income for the three months ended May 31, 2000 was $3.9 million, or $0.42 per diluted share, up 30% compared with net income of $3.0 million, or $0.31 per diluted share, for the three months ended May 31, 1999. The increase in net income was due to increased net sales and increased gross profit as a percentage of net sales. Net sales and gross profit for the third fiscal quarter of 2000 set new records for any quarter in the Company’s history.

      Net sales for the three months ended May 31, 2000 were $72.5 million, an increase of $12.8 million, or 21.4%, over the same period of fiscal 1999. Approximately 73% of the increase in net sales was attributable to increased demand for the Company’s products in virtually all end-use markets in North America, with especially strong growth in sales to customers in the high technology industry, particularly manufacturers of telecommunications products. The balance of the increase in net sales is due primarily to the acquisition of Lane Container Company in Dallas, Texas in September 1999 and to higher selling prices for many of the Company’s products. The higher selling prices were necessitated by increased raw material costs, particularly for expandable polystyrene resins and corrugated paper.

      Gross profit increased 24.5% to $17.1 million for the three months ended May 31, 2000, as compared to $13.7 million in the three months ended May 31, 1999. Despite the increases in raw material costs, gross profit as a percentage of net sales increased to 23.5% in the current three month period from 22.9% in the same period of the prior fiscal year. The Company’s increased profitability demonstrates its continued focus on improving the operating efficiency of many of its manufacturing facilities.

      Selling and administrative expenses for the three months ended May 31, 2000 increased 17.3%, or $1.4 million, to $9.4 million. This increase is primarily attributable to higher employee costs and to costs added with the current fiscal year acquisition of Lane Container Company in September 1999. Despite the increases, selling and administrative costs as a percentage of net sales decreased to 12.9% in the current three month period, down from 13.4% in the three month period ending May 31, 1999. This decrease as a percentage of net sales principally reflects economies of scale realized with additional sales volume and increased prices.

      Net sales for the United Kingdom operations for the three months ended May 31, 2000 and May 31, 1999 were $5.9 million and $6.5 million, respectively. This decrease in net sales volume led to a decrease in gross profit margin. For the three months ended May 31, 2000, gross profit and gross profit as a percentage of net sales were $936,813 and 16.0%, respectively, and for the same period of fiscal 1999 were $1,170,621 and 18.0%, respectively. Selling and administrative expenses for the third quarter of fiscal 2000 continued to be negatively impacted by costs incurred to redistribute certain business more efficiently among the manufacturing facilities in the United Kingdom. An overall slight increase in selling and administrative expenses (approximately $100,000) combined with the decrease in net sales and gross profit margin, led to a decrease in operating income. Operating income (loss) for the United Kingdom operations for the three months ended May 31, 2000 was ($199,237), and for the same period of the prior fiscal year was $135,611.

      Net sales and operating income (loss) for the Mexican operations for the three months ended May 31, 2000 were $6.0 million and $65,654, respectively, compared to $4.1 million and ($363,616), respectively, in the same period of fiscal 1999. The increase in net sales resulted from growth in business from existing customers as well as business from customers relocating their manufacturing facilities to Mexico. To accommodate the sales growth in Mexico, particularly in the high technology industry, during the third quarter of fiscal 2000 the Company opened a new facility in Guadalajara, Mexico. During the three months ended May 31, 2000, gross profit for the Mexican operations amounted to $858,068 or 14.3% of net sales compared to a gross profit of $174,065 or 4.3% of net sales in the same period of the prior fiscal year. Operating income for the fiscal 1999 period was adversely impacted by start up costs of the Company’s Tijuana facility. The significant improvement in operating income during the fiscal 2000 period is due to the Tijuana facility being fully operational during that period.

      Interest expense increased 43.1%, to $1.5 million in the third quarter of fiscal 2000, up from $1.1 million in the third quarter of fiscal 1999. As a percent of net sales, interest expense increased to 2.1% in the current fiscal quarter from 1.8% in the same period of the prior fiscal year. This increase is attributable to higher levels of outstanding debt during the current period primarily incurred to fund capital expenditures and build significantly higher raw material inventory levels due to the current environment of rising raw material prices.

      Income before income taxes for the three months ended May 31, 2000 increased to $6.3 million from $4.8 million in the same period of fiscal 1999, an increase of 31.8%. The effective tax rate increased to 38.0% in the current period, up from 37.1% in the prior period.

Results of Operations — Nine Months Ended May 31, 2000
Compared to Nine Months Ended May 31, 1999

      Net income for the nine months ended May 31, 2000 was $10.6 million, or $1.13 per diluted share, compared with net income of $8.9 million, or $0.92 per diluted share, for the same period in fiscal 1999. This represents an increase in net income of 20.1% and an increase in diluted net income per share of 22.8%. The increase in net income was due to increases in net sales and the continued implementation of efficiencies in the production process at the plant level, leading to higher gross profit and a slightly higher gross profit margin than in the prior fiscal year.

      Net sales increased $24.7 million, or 14.2%, to $198.5 million in the first nine months of fiscal 2000 from $173.8 million in the first nine months of fiscal 1999. Approximately 64% of the increase in net sales is attributable to an increased demand for the Company’s products, with especially strong growth in sales to customers in the high technology industry, particularly manufacturers of telecommunications products. The balance of the increase in net sales is due primarily to the acquisitions of Berry Packaging, Inc. in February 1999 and Lane Container Company in September 1999 as well as the higher selling prices for many of the Company’s products referred to in the discussion above of the results for the third fiscal quarter.

      Gross profit for the nine months ended May 31, 2000 was $47.3 million, an increase of $6.5 million from $40.8 million in the same period of fiscal 1999. Despite increases in raw material costs, gross profit as a percentage of net sales rose to 23.8% during the nine months ended May 31, 2000, up from 23.5% in the same period of the prior fiscal year. The Company’s increased profitability demonstrates its continued focus on improving the operating efficiency of many of its manufacturing facilities.

      Selling and administrative expenses for the nine months ended May 31, 2000 rose 14.0% to $26.6 million compared to $23.4 million in the same period last fiscal year. This increase is primarily attributable to the higher employee costs referred to in the discussion above of the results for the third fiscal quarter. Despite the increases, selling and administrative costs as a percentage of net sales decreased to 13.4% in the current nine month period, down from 13.5% in the nine month period ending May 31, 1999. This decrease as a percentage of net sales principally reflects economies of scale realized with additional sales volume and increased prices.

      The gross profit of the United Kingdom operations increased as a percentage of net sales during the nine months ended May 31, 2000, despite lower net sales. Net sales and gross profit for the nine months ended May 31, 2000 were $17.9 million and $2.9 million, respectively, and for the same period of the prior fiscal year were $19.0 and $3.0 million, respectively. Gross profit as a percentage of net sales for the nine months ended May 31, 2000 increased to 15.9% as compared to 15.7% for the same period of the prior fiscal year. Selling and administrative expenses increased approximately $400,000 to $3.4 million for the nine months ended May 31, 2000 as compared to the same period of the prior fiscal year, due in part to costs incurred to redistribute certain business more efficiently among the manufacturing facilities in the United Kingdom. The decrease in net sales and gross profit, combined with the increase in selling and administrative expenses, decreased operating income to a loss of ($529,374) in the current period, as compared to profit of $5,470 in the prior period.

      Net sales and gross profit of the Mexican operations improved by 35.7% and 139.1%, respectively, for the first nine months of fiscal 2000 as compared to the same period of the prior fiscal year. The increase in net sales resulted from growth in business from existing customers as well as new business from customers relocating their manufacturing facilities to Mexico. To accommodate the sales growth in Mexico, particularly in the high technology industry, during the third quarter of fiscal 2000, the Company opened a new facility in Guadalajara, Mexico. During the nine months ended May 31, 2000, gross profit for the Mexican operations amounted to $2.7 million, or 15.6% of net sales of $17.6 million, compared to a gross profit of $1.1 million, or 8.9% of net sales of $13.0 million, in the same period of the prior fiscal year. Operating income of the Mexican operations improved to a profit of $535,169 in the current nine month period as compared to an operating loss of ($529,079) in the same period of the prior fiscal year. Operating income for the fiscal 1999 period was adversely affected by start up costs of the Company’s Tijuana facility. The significant improvement in operating income during the fiscal 2000 period was due to the Tijuana facility being fully operational during that period.

      Interest expense increased 16.8%, to $4.1 million during the nine months ended May 31, 2000, up from $3.5 million during the nine months ended May 31, 1999. This increase is attributable to higher levels of outstanding debt during the current period, as discussed above in the results for the third fiscal quarter. Despite its increase, interest expense remained at 2.0% of net sales in both the current and prior nine month periods.

      Income before income taxes for the nine months ended May 31, 2000 increased 20.5% to $17.1 million, up from $14.2 million in the same period of fiscal 1999. The effective tax rate increased to 37.9% in the current period from 37.7% in the prior period.

      The Company continues to be pleased with the results of operations. Record net sales and net income for each of the first, second and third quarters of the fiscal year reflect a strong demand for the Company’s products and improvements in the Company’s gross profit margins and overall profitability.

Liquidity and Capital Resources

      Cash provided by operating activities amounted to $475,000, ($2.6) million and $4.7 million during the three months ended May 31, 2000, February 29, 2000 and November 30, 1999, respectively, compared to $5.9 million, $6.2 million and $2.3 million during the three months ended May 31, 1999, February 28, 1999 and November 30, 1998 respectively. The reduced cash flow from operating activities during the three months ended May 31, 2000 and February 29, 2000 was caused by very substantial purchases of EPS resins during both fiscal quarters in advance of several announced price increases by the Company’s raw material suppliers. As a result of the raw material purchases, inventories at May 31, 2000 increased to $39.3 million from $32.8 million at February 29, 2000, $26.7 million at November 30, 1999 and $22.5 million at August 31, 1999

      Depreciation and amortization amounted to $13.6 million for the nine months ended May 31, 2000 compared to $12.9 million for the same period of the prior fiscal year. Because a substantial portion of the Company’s operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

      Accounts receivable and accounts payable at May 31, 2000 increased to $45.4 million and $23.0 million, respectively, from $33.4 million and $15.1 million, respectively, at August 31, 1999. The increase in accounts receivable was due principally to the higher sales during the period and the acquisition of Lane Container Company in September 1999. The increase in accounts payable was due principally to the increased raw material purchases.

      Capital expenditures for property, plant and equipment during the nine months ended May 31, 2000 amounted to $15.2 million, including approximately $802,000 for environmental control equipment. Approximately 40.0% of the capital expenditures were for land, buildings and leasehold improvements, including the purchase and refurbishment of an integrated materials facility in Darlington, Pennsylvania to which the Company transferred its integrated materials manufacturing operations from a leased facility in Beaver, Pennsylvania. A majority of the balance of the capital expenditures was for molding presses and other manufacturing and auxiliary equipment.

      On September 1, 1999, the Company purchased the specialty corrugated container, heavy wall corrugated fabrication and custom wood crating business of Lane Container Company (see Note 5 to the Unaudited Condensed Consolidated Financial Statements). On February 1, 2000, the Company purchased the custom wood pallet and container business of Erickson Wood Products (see Note 5 to the Unaudited Condensed Consolidated Financial Statements). On March 1, 2000, the Company purchased the interior foam cushion fabricating business of Cushion Packaging Company (see Note 5 to the Unaudited Condensed Consolidated Financial Statements). During the nine months ended May 31, 2000, expenditures in connection with business acquisitions, net of cash acquired, substantially all of which related to such acquisitions, amounted to $4.1 million. The Company will continue to look for acquisitions which will mesh well with the Company’s business.

      In March 2000, the Company announced the opening of a new facility in Guadalajara, Mexico, one of the world’s fastest growing centers for high technology manufacturing. This facility will serve high technology customers with a variety of protective packaging products, some of which are made in-house while others are supplied by subcontractors.

      On September 23, 1999, the Company entered into a new credit agreement with its principal bank and a second bank. The new agreement provides for a revolving credit facility of $45.0 million and $45.0 million in five-year term notes. The Company initially borrowed $19.0 million under the revolving credit facility and $45.0 million under the term notes. The proceeds were used to repay in full the outstanding borrowings under the previous credit agreement including $2.5 million borrowed in September 1999 to fund part of the purchase price for Lane Container Company. Through May 31, 2000, an additional $18.5 million was borrowed under the revolving credit facility primarily to fund raw material purchases and capital expenditures.

      Long-term debt has increased from $60.1 million at August 31, 1999 to $77.2 million at May 31, 2000. Of the amount outstanding at May 31, 2000, $74.7 million was borrowed under the credit agreement, including $37.5 million of the $45.0 million available under the revolving credit facility.

      During the nine months ended May 31, 2000, the Company spent $1.7 million in connection with its share repurchase program (see Note 6 to the Unaudited Condensed Consolidated Financial Statements). On December 15, 1999, the Company declared a regular semi-annual cash dividend of $0.135 per share payable on January 6, 2000 to shareholders of record on December 27, 1999. On June 16, 2000, the Company declared a regular semi-annual cash dividend of $0.135 per share payable on July 6, 2000 to shareholders of record on June 26, 2000. Cash dividends of $0.12 per share were paid in both January and July 1999.

      Cash provided by operating activities as supplemented by the amount available under the credit agreement should be sufficient to fund the Company’s operating needs, capital requirements and dividend payments as well as the Company’s share repurchase program.

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

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Subsequently, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of SFAS Statement No. 133”, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 will be applicable to the Company on September 1, 2000 and will result in an item of accumulated other comprehensive income (loss) which will not be significant.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” to clarify the revenue recognition rules for certain types of transactions. The Company is currently evaluating the effect of implementing SAB 101, which is required to be adopted by the Company by the fourth quarter of the fiscal year ending August 31, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On May 22, 2000, the trial judge in John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased v. Tuscarora Incorporated, et al. - (Case No. 96CV-0511 in the Court of Common Pleas of Marion County, Ohio) granted the Company’s Motion for Summary Judgment, thus adjudicating the lawsuit in favor of the Company. The lawsuit sought substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee, and was described in full, most recently, in Item 3 of the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1999. On May 23, 2000, the plaintiff filed an appeal with the Third District Court of Appeals, Marion County, Ohio. The Company will vigorously contest the appeal. In the opinion of management, the final disposition of the lawsuit should not have a material adverse effect on the Company’s financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      The exhibits listed below are filed as a part of this quarterly report.

Exhibit No.	Document

4	First Amendment, dated as of May 1, 2000, to the Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, as Agent.

27	Financial Data Schedule for the nine months ended May 31, 2000.

      (b) Reports on Form 8-K

      A current report on Form 8-K was filed on June 12, 2000. Under Item 5, the Company reported the grant of the Motion for Summary Judgment referred to in Part II, Item 1, above.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tuscarora Incorporated (Registrant)

Date: July 14, 2000	By /s/ John P. O’Leary, Jr. John P. O’Leary, Jr., President and Chief Executive Officer

Date: July 14, 2000	By /s/ Brian C. Mullins Brian C. Mullins, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Tuscarora Incorporated
FORM 10-Q FOR QUARTER ENDED MAY 31, 2000

EXHIBIT INDEX

      The following exhibits are filed as a part of this quarterly report on Form 10-Q.

Exhibit No.	Document

4	First Amendment, dated as of May 1, 2000, to the Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, as Agent.

27	Financial Data Schedule for the nine months ended May 31, 2000.