Form 10-K
period 2000-08-31
TUSCARORA INC
filed 2000-11-29
CIK 821538

TUSCARORA INCORPORATED
FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-17051

TUSCARORA INCORPORATED
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1119372 (IRS employer Identification No.)

800 Fifth Avenue New Brighton, Pennsylvania (Address of principal executive offices)	15066 (Zip Code)

Registrant’s telephone number, including area code: 724-843-8200

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      The registrant estimates that as of October 24, 2000, the aggregate market value of the shares of its Common Stock held by non-affiliates of the registrant was approximately $107,469,000.

      As of October 24, 2000, 9,305,326 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant’s Annual Report to Shareholders for its fiscal year ended August 31, 2000 are incorporated by reference into Parts I, II and IV of this annual report.

      Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on December 19, 2000 are incorporated by reference into Part III of this annual report.

PART I

Item 1. Business.

General

      Tuscarora Incorporated (the “Company”) was incorporated in 1962 as Tuscarora Plastics, Inc. The corporate name was changed in 1992 to reflect changes in the Company’s business.

      The Company custom designs and manufactures protective packaging and material handling products and supplies custom designed components for industrial and consumer product applications. The Company uses a variety of materials to produce its products. In each of its markets, the Company’s focus is to engineer a practical, cost effective solution to meet each customer’s specific end-use requirements.

      Protective packaging and material handling products and components are manufactured using custom molded foam plastic materials and thermoplastics. Protective packaging and material handling products are also manufactured by using other materials, including corrugated paperboard, molded and/or diecut foam plastics, thermoformed plastics and wood either alone or in various combinations. The range of material options offered enables the Company to be competitive vis-à-vis companies that only offer products made from a single material.

      In the 2000, 1999 and 1998 fiscal years, the protective packaging and material handling products contributed approximately 88%, 86% and 86%, respectively, of the Company’s net sales. The remainder was accounted for by the component products.

      The Company has six principal target markets.  Those markets are, and the approximate percentages of the Company’s net sales accounted for by each during fiscal year 2000 were, as follows: high technology and telecommunications –28%, automotive and recreational vehicles –17%, consumer electronics –16%, large and small appliances –14%, building products and office furniture –10% and pharmaceuticals and specialty chemicals –6%. The Company competes in other market sectors as well.

      The Company serves more than 3,600 customers, located in North America and Europe. For the 2000 fiscal year, no customer accounted for more than 3%, and the Company’s ten largest customers accounted for approximately 21%, of the Company’s net sales.

      Protective packaging products made from foam plastic and other materials are used to protect a wide range of finished goods during shipment. The products are designed to reduce or eliminate damage that may occur during shipment and handling as a result of shock, vibration or wide temperature fluctuations. Goods packaged in the Company’s protective packaging include such items as:

Computers and computer peripherals	Water heaters and air conditioners

Televisions and VCRs	Refrigerators

Satellite dishes	Microwave ovens

Office equipment	Coffee makers and other kitchen appliances

Vaccine containers	Telecommunications equipment

Liquid chemicals	Toys

Pharmaceuticals	Outboard motors

Military equipment

Office furniture

      Until recently, the Company’s focus has been limited to providing interior protective packaging, i.e., packaging where the customer’s goods, together with the Company’s protective packaging, are placed inside exterior shipping containers prior to shipment. Presently, the Company more and more is providing protective packaging that includes outer containers made of corrugated paperboard, wood or thermoplastics. The Company also supplies customers with value added features such as molded or diecut partitions that position accessories such as electronic cables and operating manuals that are shipped with the customer’s goods. Similar value added features are also being provided in regard to the Company’s material handling products and components.

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

      The protective packaging and material handling products made from expanded foam plastic materials possess an unusual combination of useful properties such as exceptional lightness, impact resistance and shock absorbency, toughness and strength, thermal insulating efficiency, temperature tolerance, buoyancy and chemical and biological neutrality. The cost of the products to the customer is often less than alternative types of materials because, pound for pound, less material is required to provide equal or better protection. These products can also be easily and quickly handled thus reducing the customer’s labor costs. Because foam plastic packaging shapes frequently require less space and are lighter than most other packaging materials, the customer is often able to reduce its product shipping costs. Similarly, properly designed foam plastic material handling products often increase total yield per transportation container, thus reducing intra-plant or inter-plant freight cost.

      The protective packaging and material handling products made from a variety of materials are made by integrating foam plastic shapes with other materials such as corrugated paperboard and wood to produce products with superior properties and/or lower costs compared to products made from a single material. In addition, the Company’s product offerings include specialty corrugated containers and custom wood crating products.

      Thermoformed products are used to hold goods and parts in place during shipment or handling. Thermoformed products are sometimes used where the shock absorbency or thermal insulating properties of foam plastic are not required. Because transparent plastic materials can be thermoformed, these materials are often used to create a package that allows the consumer to view the enclosed product. The Company supplies thermoformed products to most of the Company’s target markets.

      The Company also manufactures molded foam plastic shapes which are used as components in automobiles, watercraft and recreational vehicles. Due to their light weight and high energy-absorbing properties, molded foam shapes are used, for example, in door panels, steering wheels and dashboards to provide added passenger protection. Flotation and/or seating assemblies are made for watercraft and recreational vehicles.

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

Custom Design

      Virtually all of the Company’s products are custom designed. The Company has nine design and testing centers which support the Company’s sales efforts and manufacturing operations. The centers are staffed by design and engineering personnel who study and evaluate the requirements of the Company’s customers. Five of the centers are certified International Safe Transit Association (ISTA) testing laboratories. The Company’s customers make extensive use of the design and testing centers.

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

      The design and testing centers and mold making facility are equipped with and extensively use computer-aided design (CAD) and computer-aided manufacturing (CAM) systems. The locations of the design and testing centers and the mold making facility are set forth under Item 2 of this annual report.

Manufacturing

      The Company has five operating divisions and 36 manufacturing facilities, including the mold making facility. All but seven of the facilities are located in the United States: three are in the United Kingdom, three are in Mexico and one is in Ireland. The divisions are the Eastern Division, Midwestern Division, Southern Division and Western Division (which includes the Mexican operations) in the United States and the U.K. Division.

The divisions in the United States, each of which consists of from five to ten manufacturing facilities, were formed in recognition of the Company’s expansion nationwide and the corresponding need for management decentralization.

      The Company’s manufacturing facilities are generally strategically situated near manufacturing facilities of major customers and/or major markets. The locations of the manufacturing facilities are set forth under Item 2 of this annual report.

      Custom molded foam plastic products are produced by causing plastic beads to be blown into an aluminum production mold inserted in an automatic molding machine. Time and pressure controlled heat (in the form of steam) is applied to the beads in the mold, causing the beads to expand and/or soften and fuse together to form the shape of the product which is then stabilized before removal from the molding machine. Significant capital expenditures for molding machines and auxiliary equipment are required to manufacture custom molded products. Auxiliary equipment includes air compressors, steam boilers, cooling towers, conveyors, drying equipment and a wide variety of other standard industrial machinery and equipment. The major items of expense in the manufacture of the custom molded products are the plastic resins from which the products are made, labor and the utilities needed to operate the molding machines and other equipment.

      The manufacture of the products made from integrated materials and the thermoformed products is less capital intensive. In the integrated materials operations, the machinery and equipment consists primarily of machining and fabricating equipment for forming foam plastic, corrugated paperboard and wood products. Fabrication of foam plastic involves the cutting of shapes from billets or planks of foam plastic using specialized cutting tools and hot wire equipment. Fabrication of corrugated paperboard involves slitting, die-cutting, folding and gluing the paperboard. The fabrication of wood products employs conventional power saws and other wood-working machinery. The fabricated parts are then assembled to produce products to meet each customer’s specific end-use requirements.

      Thermoforming is the process by which rigid sheets of hard thermoplastic, such as ABS or high density polyethylene, are heated and then vacuum and/or pressure formed over molds to create specific shapes. The Company also has the ability to produce thermoformed products from thin gauge material in a roll-fed in-line manufacturing process as well as from heavy gauge material through a sheet-fed process.

      The major items of expense in the manufacture of the products made from integrated materials and the thermoformed products are the materials from which the products are made, labor and electricity costs.

      In general, the Company receives purchase orders from its customers which do not specify quantity production and delivery dates. Production against orders is determined by the customers’ production schedules with the result that products are generally required to be produced and delivered on short notice. Production levels are generally determined by customer release patterns rather than the backlog of purchase orders.

      The proximity of the Company’s manufacturing facilities to the Company’s customers ensures timely delivery of products and enables the Company to provide products without a significant shipping cost. Production flexibility also exists among the Company’s facilities since molds and/or molding machines and other manufacturing equipment can be moved quickly from one facility to another.

      All of the Company’s manufacturing facilities have warehousing capacity for inventories of finished goods. Warehouses are located at other locations as well. Distribution of products from the manufacturing facilities and warehouses to customers is made by Company operated tractor-trailers and by common carrier. Most of the Company operated tractor-trailers are leased.

      In the area of quality improvement, ISO and QS registration, and customer satisfaction, the Company has made excellent progress. Six manufacturing facilities achieved ISO registration during the 2000 fiscal year, bringing the total number of plants that have achieved or have been recommended for ISO or QS registration to 25. The Company expects that substantially all of the manufacturing facilities will be registered by the end of the 2001 fiscal year.

Sales

      Sales are made primarily by the Company’s own sales force which, including supporting technical personnel at the Company’s design and testing centers, consists of 120 salaried employees. Sales offices are located at all the design and testing centers. In addition, sales in certain geographic areas and to certain accounts are handled by sales representatives paid on a commission basis who are assisted and supported by Company personnel.

Foreign Operations

      The Company commenced doing business in the United Kingdom as a result of a business acquisition during the 1995 fiscal year. The business there has since been expanded through other business acquisitions and site development.

      The Company has had a manufacturing facility in Juarez, Mexico since 1994. This facility has enabled the Company primarily to provide protective packaging for domestic customers that have established “Maquiladora” operations in Mexico. Maquiladora programs permit domestic companies to ship component parts in bond into Mexico, assemble them and then ship the assembled product in bond back into the United States for sale to their domestic customers. During the 1998 fiscal year, the Company established a second similar facility in Tijuana, Mexico. The Company established a third facility in Mexico in March 2000 in Guadalajara, Mexico (see “New Site Development” below). The Guadalajara facility is intended to serve primarily high technology customers.

      The United Kingdom operations have shown an operating loss during each of the last three fiscal years; however, there was a continued reduction in the operating loss in the 2000 fiscal year due principally to improved operating efficiencies. The operating income of the Mexican operations showed significant improvement in the 2000 fiscal year. For further information with respect to the foreign operations, see Notes 11 and 17 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in the Company’s Annual Report to Shareholders for the 2000 fiscal year and incorporated herein by reference.

      The Company’s operations in the United Kingdom and Mexico are conducted through subsidiaries. The Company has no other subsidiaries which play an important role in the Company’s business.

      In October 2000, the Company acquired a 50% interest in a company with a custom foam molding facility in Cork, Ireland (see “Business Acquisitions” below).

Raw Materials

      The materials from which the Company’s custom molded products are made are expandable polystyrene (“EPS”), expanded polypropylene (“EPP”), expanded polyethylene (“EPE”), ARCEL™ and high heat-resistant styrene-based resins. All the raw material resins are petroleum based. EPP and EPE are polyolefin resins and ARCEL™ is a co-polymer of polyethylene and polystyrene.

      EPS is received by the Company in an unexpanded state and in its raw form has an appearance much like table salt. ARCEL™ and the high heat-resistant resins are also received by the Company in an unexpanded state. Under conditions of time and pressure controlled heat, the raw material beads can be expanded to many times their original size with no increase in weight.

The Company expands the beads to various densities depending upon the properties desired and stores the expanded beads until the final products are molded. In contrast, the EPP and EPE beads are already expanded when received by the Company and do not require further expansion before molding.

      Most of the Company’s custom molded products are made from EPS. The other resins are particularly suitable for certain applications and are significantly more expensive. Accordingly, the products made from the other resins sell at higher prices than the products made from EPS. During the 2000, 1999 and 1998 fiscal years, approximately 25%, 24% and 26%, respectively, of the Company’s net sales of custom molded products have been attributable to products made from the premium resins.

      The Company has never experienced a shortage of the resins used in the manufacture of the custom molded products and does not foresee that any shortage will occur. EPS, EPP and EPE are generally available from a number of suppliers who sell to any prospective purchaser. The high heat-resistant resins and ARCEL™ are each sold by a single supplier but are also generally available. The materials (including corrugated paperboard, wood and foam billets and planks) used in the manufacture of products made from integrated materials and the materials used in the thermoforming operations are also readily available.

      An increase in the price of EPS which began in the fourth quarter of the 1999 fiscal year continued during the 2000 fiscal year and resulted in higher selling prices for many of the Company’s products made from EPS. The Company experienced increased costs during the 2000 fiscal year for other raw materials, particularly corrugated paperboard, and such increased costs also resulted in higher selling prices for some of the Company’s products.

Competition

      The Company’s protective packaging and material handling products compete with similar products made by others as well as with other types of protective products. A majority of the similar products is produced by independent manufacturers who generally market their products in a particular geographic area from a single or limited number of facilities. While the Company is considerably larger than most of the manufacturers of similar products, the Company’s penetration in the total protective packaging market is still relatively small. A number of the companies which produce competing products, particularly paper and corrugated packaging products, are well established and have substantially greater financial resources than the Company.

      The components manufactured for use in automobiles, watercraft and recreational vehicles, as well as those manufactured for thermal insulation, represent a small portion of the overall market for these types of products. Because of the specialized nature of these products, the Company competes primarily with other manufacturers of similar foam plastic products, rather than with manufacturers of products made from alternative materials. The components manufactured by the Company, however, can be provided by other vendors using alternative materials.

      Competition between the Company and manufacturers of similar products is based primarily on product engineering, price and customer service.

Capital Expenditures

      Capital expenditures for property, plant and equipment during the 2000, 1999 and 1998 fiscal years (not including expenditures in connection with business acquisitions) amounted to $20,344,000, $19,491,000 and $24,153,000, respectively. The 2000 fiscal year expenditures included expenditures for the purchase and refurbishment of an integrated materials facility in Darlington, Pennsylvania, to which the Company transferred its integrated materials manufacturing operations from a leased facility in Beaver, Pennsylvania; expenditures for a new warehouse at the custom foam molding facility in Marion, Ohio; expenditures to increase the manufacturing capacity at the custom foam molding facility in Colorado Springs, Colorado; expenditures for the completion of plant modernization and machinery and equipment upgrades at the custom foam molding facility in Sallisaw, Oklahoma acquired in February 1999; and expenditures to complete the installation of custom foam molding capabilities in Hayward, California.

      Capital expenditures included above for land, buildings and improvements during the 2000, 1999 and 1998 fiscal years amounted to $8,067,000, $7,064,000 and $5,702,000, respectively. Capital expenditures included above for machinery and equipment during the 2000, 1999 and 1998 fiscal years amounted to $12,277,000, $12,427,000 and $18,451,000, respectively. During the 2000 fiscal year, $4,269,000 of these expenditures was for automatic molding machines used in the custom molding operations, $1,161,000 for manufacturing equipment used in the integrated materials and thermoforming operations and $5,928,000 for auxiliary equipment primarily for the custom molding operations. In addition, $919,000 was expended during the 2000 fiscal year for environmental control equipment (see “Environmental Considerations” below).

      The capital expenditures for the 2001 fiscal year are expected to be substantially the same as the capital expenditures for the 2000 fiscal year.

Business Acquisitions

      In September 2000, the Company purchased the operating assets of the Mt. Pleasant, Tennessee facility of Polyfoam Packers Corporation. In addition to a state-of-the-art custom foam molding facility, the Company acquired new customer accounts that are expected to add approximately $3,000,000 of new revenues in the 2001 fiscal year. The total consideration consisted of cash paid at the closing and additional cash consideration which may be paid to the seller based on certain sales made by the business in the future. The amount paid and to be paid in connection with the acquisition is not material. Portions of the purchase price were allocated to goodwill and to a covenant not to compete.

      In October 2000, the Company acquired a 50% interest in Hytherm Packaging Limited, a custom foam molding company in Cork, Ireland. The 50/50 joint venture with Hytherm (Ireland) Limited will conduct business under the name Tuscarora Ireland Limited. The purchase price was not material.

      During the fiscal year ended August 31, 2000, the Company completed three acquisitions. In September 1999, the Company purchased the specialty corrugated container, heavy wall corrugated fabrication and custom wood crating business of Lane Container Company of Dallas, Texas. The Company is continuing the business acquired at its current location under a lease with a third party. In February 2000, the Company purchased the custom wood pallet and container business of Erickson Wood Products of Belmont, California. The business acquired was relocated to the Company’s existing manufacturing facility in Hayward, California. In March 2000, the Company purchased the interior foam cushion fabricating business of Cushion Packaging Company of Dallas, Texas. The Company is in the process of combining this business with the business acquired from Lane Container Company. In each acquisition, the Company paid cash and agreed to pay additional consideration contingent on the operating performance or certain sales made by the business in the future. Any additional consideration paid will be accounted for as additional purchase price. The aggregate purchase price, part of which has been allocated to goodwill and to covenants not to compete, is not material.

      Expenditures in connection with business acquisitions during the 1999 and 1998 fiscal years were also not significant. In February 1999, the Company acquired the custom molding business, including the associated real estate, of Berry Packaging, Inc. in Sallisaw, Oklahoma. In June 1998, the Company acquired a small EPS custom molding business in Meriden, Connecticut and moved the business acquired to the Company’s existing custom molding facility in Putnam, Connecticut.

      For further information with respect to the business acquisitions during the last three fiscal years, see Notes 13 and 18 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the 2000 fiscal year and incorporated herein by reference.

      For information with respect to the effect of acquisitions on the increases in the Company’s net sales for the 2000 and 1999 fiscal years, see Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in the Company’s Annual Report to Shareholders for the 2000 fiscal year and incorporated herein by reference.

      The Company will continue to look for acquisitions which mesh well with the Company’s business.

New Site Development

      The Company also establishes manufacturing facilities through new site development.

      During the 2000 fiscal year, the Company established a new integrated materials facility in Guadalajara, Mexico, primarily to serve high technology customers (see “Foreign Operations” above).

      The Company will continue to develop new production sites as they are needed to meet the needs of its customers.

Seasonality

      The Company’s net sales and net income are subject to some seasonal variation. The Company’s business generally declines in the second fiscal quarter (primarily in December) due to a reduction in manufacturing activity by the Company’s customers. See Note 19 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the 2000 fiscal year and incorporated herein by reference.

Employees

      As of August 31, 2000, the Company had 2,188 employees, of which 526 were employed in the United Kingdom and Mexico. Of the total, 516 were salaried employees and 1,672 were paid on an hourly basis. Of the hourly employees, 397 at eight manufacturing facilities, including one in the United Kingdom, are covered by collective bargaining agreements with seven different unions.

The agreements expire at various dates from November 30, 2001 through May 31, 2004. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

Environmental Considerations

      The Company has obtained air and other applicable environmental permits for all the custom molding facilities in the United States and Mexico. Air permits are not required in the United Kingdom or Ireland. Certain of the permits restrict the amount of pentane (a blowing agent contained in the Company’s foam plastic resins) which may be released during the manufacturing process. Pentane is a volatile organic compound (VOC). VOCs have been linked to smog in the atmosphere, particularly in densely populated areas. The need to reduce the emission of this gas has resulted in capital expenditures for batch pre-expanders which allow the Company to use low pentane content EPS. Pentane abatement systems have also been installed at certain custom molding facilities. Air permits have not been required for the Company’s integrated materials and thermoforming facilities.

      The Company employs recycling equipment at its custom molding and integrated materials facilities. The equipment includes (i) regrinders which enable the Company to reuse in-house scrap and molded foam received from original equipment manufacturers, customers and consumers, (ii) EPS densifiers which enable the Company to compact scrap and molded foam collected for reprocessing in the polystyrene recycling market and (iii) balers which enable the Company to compact in-house corrugated paperboard scrap for reprocessing. In-house scrap resulting from the manufacture of thermoformed products is returned to the raw material suppliers of these materials for recycling.

      If necessary, the Company’s products may also be safely landfilled or incinerated.

      During the 2000, 1999 and 1998 fiscal years, the Company’s capital expenditures for environmental matters, including environmental control equipment, amounted to $1,366,000, $1,168,000 and $1,341,000, respectively. Capital expenditures for environmental matters during the 2001 fiscal year are expected to amount to approximately $1,000,000.

      In 1996, the Company commenced a voluntary program under which environmental compliance audits are being conducted over a period of time for all the Company’s manufacturing facilities in the United States. At the end of the 2000 fiscal year, 26 audits had been completed. The audits have been conducted by an independent environmental consulting firm and have not resulted in plans for any significant expenditures for environmental matters.

      There has been public concern that using chloro-fluoro-carbons (CFCs) in the manufacture of plastic products may deplete the Earth’s upper atmospheric ozone layer. The Company does not use, nor has it ever used, CFCs in the manufacture of any of its products.

Business Segments

      During the fourth quarter of the 1999 fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Management believes that the Company currently operates in a single business segment as a custom designer and manufacturer of protective packaging and material handling products and components.

      The geographic distribution of net sales and operating income (loss) for the 2000, 1999 and 1998 fiscal years and of long-lived assets at August 31, 2000, 1999 and 1998 among the United States, the United Kingdom and Mexico, as required by SFAS No. 131, is set forth in Note 17 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders for the 2000 fiscal year and incorporated herein by reference.

Item 2. Properties.

      The Company’s headquarters are located at 800 Fifth Avenue, New Brighton, Pennsylvania 15066.

      Manufacturing and Design and Testing Facilities.  The Company’s manufacturing and design and testing facilities are located as follows:

	Custom	Integrated		Design and
Location	Molding	Materials	Thermoforming	Testing

Hayward, California	X	X		X

Colorado Springs, Colorado (two sites)	X	X		X

Putnam, Connecticut	X

Conyers, Georgia (two sites)	X	X	X	X

Streator, Illinois	X

Storm Lake, Iowa	X

Holden, Massachusetts		X		X

Chesaning, Michigan	X

Grand Blanc, Michigan				X

Saginaw, Michigan		X

Tupelo, Mississippi	X

Las Cruces, New Mexico	X

Cortland, New York	X

Butner, North Carolina	X

Marion, Ohio	X

Sandusky, Ohio			X

Sallisaw, Oklahoma	X

Darlington, Pennsylvania		X

New Brighton, Pennsylvania	X			X

Greeneville, Tennessee	X	X

Lewisburg, Tennessee	X

	Custom	Integrated		Design and
Location	Molding	Materials	Thermoforming	Testing

Mt. Pleasant, Tennessee	X

Brenham, Texas	X

Dallas, Texas		X		X

Sterling, Virginia	X

Burlington, Wisconsin		X	X

Pardeeville, Wisconsin	X

Tijuana, B.C., Mexico	X	X	X	X

Juarez, Chih., Mexico	X	X

Guadalajara, Jal., Mexico		X

Northampton, England	X			X

Spennymoor, England	X

Livingston, Scotland	X	X

Cork, Ireland	X

      During the 2000 fiscal year, the Company closed a custom molding facility in London, England and redistributed its business among other U.K. facilities. During the 2000 fiscal year, the Company, acquired the integrated materials facility in Dallas, Texas (see “Business Acquisitions” under Item 1), established a new integrated materials facility in Guadalajara, Mexico (see “New Site Development” under Item 1), transferred its integrated materials operations in Beaver, Pennsylvania to the facility in Darlington, Pennsylvania and discontinued an integrated materials facility in Lindon, Utah.

       In September 2000, the Company acquired the custom molding facility in Mt.  Pleasant, Tennessee (see “Business Acquisitions” under Item 1) and in October 2000, the Company acquired a 50% interest in the custom molding facility in Cork, Ireland (see “Business Acquisitions” under Item 1).

      Other Facilities. The Company’s mold making facility is in Sun Prairie, Wisconsin. This facility is considered a manufacturing facility because most of the aluminum production molds that are made by the Company at this facility are sold to and are owned by the Company’s customers.

      Miscellaneous. Most of the custom molding facilities are owned while a majority of the other facilities are leased. The Company has options to purchase most of the leased facilities and generally makes substantial leasehold improvements to, and exercises its options to purchase, the leased facilities. The leases expire at various dates through March 2010. In many cases, the leases may be extended at the Company’s option.

      The Company has warehouse facilities at each manufacturing location. Additional warehouse facilities are located near certain of the Company’s manufacturing facilities and near the manufacturing facilities of certain major customers. All the outside warehouse facilities are leased.

      The Company believes that its facilities are generally well suited for their respective uses and that they are generally adequately sized and designed to provide the operating efficiencies necessary for the Company to be competitive. The Company continually expands and modernizes its existing facilities and establishes new facilities as necessary to meet the demand for its products.

      Information with respect to the machinery and equipment used in the Company’s manufacturing operations and the Company’s transportation equipment is included in Item 1 of this annual report. The information is incorporated in this Item 2 by reference.

Item 3. Legal Proceedings.

      John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased v. Tuscarora Incorporated, et al. —Case No. 96CV-0511 in the Court of Common Pleas for Marion County, Ohio. In December 1996, the Administrator of the Estate of Dwayne Scott Mount (the “Decedent”) filed a Complaint for Wrongful Death in the captioned civil action against the Company and Toyo Machine and Metal Co., Ltd. (“Toyo”). Decedent, an employee of the Company, was killed in May 1996 while working on a molding machine at the Company’s custom molding plant in Marion, Ohio. The molding machine was manufactured by Toyo. Count I of the Complaint states an intentional employer tort claim and alleges that the Decedent was wrongfully killed as a result of certain alleged intentional conduct of the Company. Under Count I, plaintiff seeks both compensatory and punitive damages from the Company of not less than $5,000,000. Count II of the Complaint stated a products liability claim and alleged that the Decedent was wrongfully killed as a result of the defective design and/or manufacture of the molding machine by Toyo. Under Count II, plaintiff sought both compensatory and punitive damages from Toyo. In March 1999, plaintiff voluntarily dismissed, without prejudice, its claims against Toyo.

      Having learned during discovery that the Company did not own the molding machine but used it under an agreement with Kaneka America Corporation (“Kaneka America”), the plaintiff, upon Motion made to the Court in April 1998, was permitted by the Court to file an Amended Complaint which named Kaneka America and Kaneka Texas Corporation (“Kaneka Texas”) as additional defendants. Kaneka America, the owner of the molding machine at the time it was acquired by the Company, leased the machine to Kaneka Texas in April 1992 and then sold it to Kaneka Texas in March 1995. The Amended Complaint added a Count III which stated a breach of contract claim against Kaneka America and/or Kaneka Texas alleging that the Decedent was wrongfully killed as a result of the failure of Kaneka America and/or Kaneka Texas to assist the Company in maintaining the safety of the molding machine pursuant to the agreement between the Company and Kaneka America. Under Count III, plaintiff sought both compensatory and punitive damages from Kaneka America and/or Kaneka Texas of not less than $5,000,000. In June 1999, plaintiff settled its claims against Kaneka America and Kaneka Texas for $75,000.

      On May 22, 2000, the trial judge granted the Company’s Motion for Summary Judgment, thus adjudicating the lawsuit in favor of the Company. On May 23, 2000, the plaintiff filed an appeal with the Third District Court of Appeals, Marion County, Ohio. The Company is vigorously contesting the appeal. In the opinion of management, the final disposition of the lawsuit should not have a material adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended August 31, 2000.

Executive Officers of the Company

      In accordance with Instruction 3 to Item 401(b) of Regulation S-K, information with respect to the executive officers of the Company is set forth below.

Name	Age	Office with the Company

John P. O’Leary, Jr.	53	President and Chief Executive Officer

David C. O’Leary	51	Senior Vice President and Chief Operating Officer

Brian C. Mullins	59	Senior Vice President, Chief Financial Officer and Treasurer

      John P. O’Leary, Jr. has been President and Chief Executive Officer of the Company since prior to September 1995. He has been a director of the Company since 1974 and became Chairman of the Board of Directors in August 1994.

      David C. O’Leary has been a Vice President and the chief operating officer of the Company since May 1997. His title was changed to Senior Vice President and Chief Operating Officer in October 1998. He was Vice President-Sales and Marketing from prior to September 1995 to May 1997. The Vice Presidents in charge of the Company’s operating divisions report directly to David C. O’Leary.

      Brian C. Mullins has been Vice President and Treasurer of the Company as well as its chief financial and accounting officer since prior to September 1995. His title was changed to Senior Vice President, Chief Financial Officer and Treasurer in October 1998.

      John P. O’Leary, Jr. and David C. O’Leary are brothers.

      The executive officers are elected annually by the Board of Directors at an organizational meeting which is held immediately after each Annual Meeting of Shareholders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Company’s Common Stock is traded in the over-the-counter market on the National Market System of the National Association of Securities Dealers (“NASDAQ”). The Common Stock trades under the NASDAQ symbol TUSC. As of August 31, 2000, there were 597 holders of record of the Company’s Common Stock.

      Information with respect to the market prices of, and the cash dividends paid with respect to, the Company’s Common Stock during the fiscal years ended August 31, 2000 and 1999 appears in Note 19 —Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000 and is incorporated herein by reference.

Item 6. Selected Financial Data.

      The selected financial data required by this Item 6 is furnished by the “Eleven Year Consolidated Financial Summary” which appears on the bottom half of the inside front cover of the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      The information required by this Item 7 appears under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 27 through 31 of the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The quantitative and qualitative disclosure about market risk required by this Item 7A appears in the Management’s Discussion and Analysis of Results of Operations and Financial Condition under the caption “Market Risks” on page 30 of the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

      The following financial statements and related notes and report appear on the pages indicated in the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000 and are incorporated herein by reference:

Page(s) in
Annual Report
Financial Statements and Related Report	to Shareholders

Consolidated Statements of Income for the fiscal years ended August 31, 2000, 1999 and 1998	13

Consolidated Balance Sheets at August 31, 2000 and 1999	14

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2000, 1999 and 1998	15

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2000, 1999 and 1998	16

Notes to Consolidated Financial Statements	17-26

Report, dated October 6, 2000, of Ernst & Young LLP	27

      The supplementary financial information required by this Item 8 appears in Note 19 —Quarterly Financial Data (unaudited) of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000 and is also incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no such events and therefore this Item 9 is not applicable.

PART III

Items 10 through 13.

      In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein (except for the information concerning “Executive Officers of the Company” which appears at the end of Part I of this annual report) because the Company has already filed its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on December 19, 2000, which includes such information, with the Commission. Such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:

(a)(1) Financial Statements:

      The consolidated financial statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP, dated October 6, 2000, appearing on pages 13 through 27 of the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000, are incorporated herein by reference (see Item 8 above).

(a)(2) Financial Statement Schedules:

Page in this
Schedules		Annual Report

Schedule II -	Valuation Account for the fiscal years ended August 31, 2000, 1999 and 1998	S-1

      The report of Ernst & Young LLP with respect to Schedule II is included in the consent of Ernst & Young LLP filed with this annual report as Exhibit 23.

      All other financial statement schedules are omitted either because they are not applicable or are not material, or the information required therein is contained in the consolidated financial statements or notes thereto set forth in the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000.

(a)(3) Exhibits:

Exhibit
No.	Document

3(i)	Restated Articles of Incorporation, as amended by the Company’s shareholders at the Annual Meeting of Shareholders held on December 17, 1998, and Statement with Respect to Shares of Series A Junior Participating Preferred Stock, filed as Exhibit 3(i) to the Company’s quarterly report on Form 10-Q for the fiscal quarter

Exhibit
No.	Document

ended November 30, 1998 and incorporated herein by reference.

3(ii)	By-Laws, as amended and restated by the Company’s Board of Directors effective April 16, 1998, filed as Exhibit 3(ii) to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

4	Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, N.A., as Agent, with copies of the Notes executed and delivered by the Company in connection with the Loan Agreement attached, filed as Exhibit 4 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference.

4.1	First Amendment, dated as of May 1, 2000, to the Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, as Agent, filed as Exhibit 4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2000 and incorporated herein by reference.

4.2	Second Amendment, effective August 31, 2000, to the Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, N.A., as Agent, with copies of the Notes executed and delivered by the Company in connection with the Second Amendment attached, filed herewith.

4.3	Shareholder Rights Agreement, dated August 17, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit 4 to the Company’s current report on Form 8-K filed on August 21, 1998 and incorporated herein by reference.

10.1	1989 Stock Incentive Plan, as amended by the Company’s Board of Directors and shareholders effective December 15, 1994, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.2	1989 Stock Incentive Plan, as amended by the Company’s Board of Directors effective August 31, 1996, filed as Exhibit 10.4 to the Company’s annual report on Form 10-K

Exhibit
No.	Document

for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.3	1997 Stock Incentive Plan, as adopted by the Company’s Board of Directors on October 17, 1997 and approved by the Company’s shareholders on December 18, 1997, filed as Exhibit 10.4 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.*

10.4	Common Stock Purchase Plan for Salaried Employees, as amended by the Company’s Board of Directors on October 11, 1996, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.5	Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company’s Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.6	Retirement Policy and Plan for Non-Employee Directors, as amended by the Company’s Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7	Written description of supplemental retirement benefit for Thomas P. Woolaway, filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.8	First Amendment to the Tuscarora Incorporated and Subsidiary Companies Salaried Employees’ Money Purchase Pension Plan, as adopted by the Company’s Board of Directors on October 11, 1996, providing for additional employer contributions for certain of the Company’s executive officers, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.9	Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company’s Board of Directors on February 9, 1996, and related Consent of the Company’s Compensation Committee, dated October 11, 1996,

Exhibit
No.	Document

designating certain of the Company’s executive officers as Plan participants, and form of Participation Agreement, filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.10	Indemnification and Insurance Agreement, dated December 15, 1994, between the Company and Robert W. Kampmeinert (substantially identical agreements have been entered into with all the Company’s present directors), filed as Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

13	Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 2000 which are expressly incorporated in this annual report by reference, filed herewith.

21	List of subsidiaries of the Company, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

27	Financial Data Schedule for the fiscal year ended August 31, 2000, filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

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

(b) Reports on Form 8-K:

      The Company filed one current report on Form 8-K on June 12, 2000 reporting under Item 5 developments related to the John C. Bartram litigation in the Court of Common Pleas for Marion County, Ohio (see Item 3 of this annual report).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tuscarora Incorporated

By	/s/ John P. O’Leary, Jr.

John P. O’Leary, Jr., President
and Chief Executive Officer

Date: November 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on November 29, 2000:

/s/ John P. O’Leary, Jr.	/s/ Brian C. Mullins

John P. O’Leary, Jr.	Brian C. Mullins
(Director and Chief	(Principal Financial
Executive Officer)	Officer and Principal
Accounting Officer)

David I. Cohen
Abe Farkas
Karen L. Farkas
Robert W. Kampmeinert
Jeffery L. Leininger
David C. O’Leary
Harold F. Reed, Jr. and
Thomas P. Woolaway,
Directors

By /s/ Brian C. Mullins

Brian C. Mullins,
Attorney-in-Fact

TUSCARORA INCORPORATED
Schedule II —Valuation Account
Years Ended August 31, 2000, 1999 and 1998

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions(1)	of Period

Allowance for doubtful accounts

Year Ended August 31, 2000	$670,033	$121,485	$157,013	$634,505

Year Ended August 31, 1999	$651,720	$145,319	$127,006	$670,033

Year Ended August 31, 1998	$674,689	$311,711	$334,680	$651,720

(1)	Uncollected receivables written off, net of recoveries.

S-1

TUSCARORA INCORPORATED
FORM 10-K FOR FISCAL YEAR AUGUST 31, 2000
EXHIBIT INDEX

Exhibit
No.	Document

3(i)	Restated Articles of Incorporation, as amended by the Company’s shareholders at the Annual Meeting of Shareholders held on December 17, 1998, and Statement with Respect to Shares of Series A Junior Participating Preferred Stock, filed as Exhibit 3(i) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended November 30, 1998 and incorporated herein by reference.

3(ii)	By-Laws, as amended and restated by the Company’s Board of Directors effective April 16, 1998, filed as Exhibit 3(ii) to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

4	Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, N.A., as Agent, with copies of the Notes executed and delivered by the Company in connection with the Loan Agreement attached, filed as Exhibit 4 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference.

4.1	First Amendment, dated as of May 1, 2000, to the Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, as Agent, filed as Exhibit 4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2000 and incorporated herein by reference.

4.2	Second Amendment, effective August 31, 2000, to the Loan Agreement, dated September 23, 1999, by and among the Company, Mellon Bank, N.A., KeyBank National Association and Mellon Bank, N.A., as Agent, with copies of the Notes executed and delivered by the Company in connection with the Second Amendment attached, filed herewith.

4.3	Shareholder Rights Agreement, dated August 17, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit 4 to the Company’s current report on Form 8-K filed on August 21, 1998 and incorporated herein by reference.

10.1	1989 Stock Incentive Plan, as amended by the Company’s Board of Directors and shareholders effective December 15, 1994, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.2	1989 Stock Incentive Plan, as amended by the Company’s Board of Directors effective August 31, 1996, filed as Exhibit 10.4 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.3	1997 Stock Incentive Plan, as adopted by the Company’s Board of Directors on October 17, 1997 and approved by the Company’s shareholders on December 18, 1997, filed as Exhibit 10.4 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.*

10.4	Common Stock Purchase Plan for Salaried Employees, as amended by the Company’s Board of Directors on October 11, 1996, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.5	Deferred Compensation Plan for Non-Employee Directors, as adopted by the Company’s Board of Directors on December 14, 1994, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.6	Retirement Policy and Plan for Non-Employee Directors, as amended by the Company’s Board of Directors on December 14, 1994, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended February 28, 1995 and incorporated herein by reference.*

10.7	Written description of supplemental retirement benefit for Thomas P. Woolaway, filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.*

10.8	First Amendment to the Tuscarora Incorporated and Subsidiary Companies Salaried Employees’ Money Purchase Pension Plan, as adopted by the Company’s Board of Directors on October 11, 1996, providing for additional employer contributions for certain of the Company’s executive officers, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.9	Tuscarora Incorporated Supplemental Executive Retirement Plan, as adopted by the Company’s Board of Directors on February 9, 1996, and related Consent of the Company’s Compensation Committee, dated October 11, 1996, designating certain of the Company’s executive officers as Plan participants, and form of Participation Agreement, filed as Exhibit 10.10 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated herein by reference.*

10.10	Indemnification and Insurance Agreement, dated December 15, 1994, between the Company and Robert W. Kampmeinert (substantially identical agreements have been entered into with all the Company’s present directors), filed as Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

13	Those portions of the Annual Report to Shareholders for the fiscal year ended August 31, 2000 which are expressly incorporated in this annual report by reference, filed herewith.

21	List of subsidiaries of the Company, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

27	Financial Data Schedule for the fiscal year ended August 31, 2000, filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.