Form 10-Q
period 2000-11-30
TUSCARORA INC
filed 2001-01-16
CIK 821538

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________

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

Yes __X__           No ____

      As of January 1, 2001, 9,306,985 shares of Common Stock, without par value, of the registrant were outstanding.

Tuscarora Incorporated

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets at November 30, 2000 (Unaudited) and August 31, 2000	3

Condensed Consolidated Statements of Income (Unaudited) – Three months ended November 30, 2000 and November 30, 1999	4

Condensed Consolidated Statements of Cash Flows (Unaudited) – Three months ended November 30, 2000 and November 30, 1999	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 — 10

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11 — 13

Part II. Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tuscarora Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2000	2000

ASSETS

Current Assets

Cash and cash equivalents	$2,197,787	$7,377,860

Trade accounts receivable, net of provision for losses	48,640,031	48,457,015

Inventories	36,468,813	33,962,576

Prepaid expenses and other current assets	3,710,666	3,801,453

	91,017,297	93,598,904

Property, Plant and Equipment, net	105,573,172	102,495,992

Other Assets

Goodwill, net	10,163,512	8,371,686

Other non-current assets, net	6,030,847	5,053,772

Total Assets	$212,784,828	$209,520,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current maturities of long-term debt	$5,200,183	$5,195,494

Accounts payable	13,536,657	19,994,070

Accrued income taxes	2,087,606	—

Accrued payroll and related taxes	1,895,265	1,608,630

Other current liabilities	8,187,838	6,332,526

	30,907,549	33,130,720

Long-term Debt — less current maturities	80,559,077	78,763,774

Deferred Income Taxes	559,269	579,076

Other Long-term Liabilities	2,372,206	2,322,821

Total Liabilities	114,398,101	114,796,391

Shareholders’ Equity

Preferred Stock — par value $.01 per share: authorized shares, 2,000,000; none issued	—	—

Common Stock — without par value: authorized shares, 50,000,000; issued shares, 9,619,991 at November 30, 2000 and 9,602,418 at August 31, 2000	9,619,991	9,602,418

Capital surplus	2,051,199	1,964,514

Retained earnings	93,512,179	89,370,918

Accumulated other comprehensive income (loss)	(2,824,842)	(2,314,459)

	102,358,527	98,623,391

Less cost of reacquired shares of Common Stock:

313,868 shares at November 30, 2000 and 309,268 shares at August 31, 2000	(3,971,800)	(3,899,428)

Total Shareholders’ Equity	98,386,727	94,723,963

Total Liabilities and Shareholders’ Equity	$212,784,828	$209,520,354

Note: The consolidated balance sheet at August 31, 2000 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements (unaudited).

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,

	2000	1999

Net Sales	$76,088,019	$64,717,803

Cost of Sales	58,239,233	48,392,760

Gross profit	17,848,786	16,325,043

Selling and Administrative Expenses	10,050,307	8,232,837

Interest Expense	1,652,217	1,192,236

Other (Income) Expense – net	(531,966)	(168,734)

Total expenses	11,170,558	9,256,339

Income before income taxes	6,678,228	7,068,704

Provision for Income Taxes	2,536,967	2,651,657

Net income	$4,141,261	$4,417,047

Basic net income per share of Common Stock	$0.45	$0.47

Diluted net income per share of Common Stock	$0.44	$0.47

See notes to condensed consolidated financial statements (unaudited).

Tuscarora Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,

	2000	1999

Operating Activities

Net Income	$4,141,261	$4,417,047

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation	4,395,555	4,141,588

Amortization	335,645	331,317

Provision for losses on receivables	79,837	28,204

Decrease in deferred income taxes	(19,807)	(329,865)

Gain on disposition of property, plant and equipment, net	(28,490)	(1,567)

Gain on disposition of investments	(460,254)	—

Loss of 50% owned affiliate	9,813	—

Stock compensation expense	3,239	3,003

Changes in operating assets and liabilities, net of effects of business acquisitions:

Decrease (increase):

Trade accounts receivable	(370,662)	(4,241,033)

Inventories	(2,477,909)	(3,680,212)

Prepaid expenses and other current assets	49,198	(19,185)

Other non-current assets	(215,110)	(196,935)

Increase (decrease):

Accounts payable	(6,373,647)	1,703,487

Accrued income taxes	2,118,255	2,469,105

Accrued payroll and related taxes	292,586	(11,046)

Other current liabilities	1,872,580	111,095

Other long-term liabilities	(24,903)	(62,379)

Cash provided by operating activities	3,327,187	4,662,624

Investing Activities

Purchase of property, plant and equipment	(5,889,041)	(4,065,290)

Business acquisitions, net of cash acquired	(5,001,614)	(3,483,510)

Proceeds from sale of property, plant and equipment	35,000	50,401

Other investing activities, net	576,254	—

Cash used for investing activities	(10,279,401)	(7,498,399)

Financing Activities

Proceeds from long-term debt	3,000,000	67,530,000

Payments on long-term debt	(1,196,984)	(65,070,095)

Proceeds from sale of Common Stock	92,471	30,057

Payments to reacquire Common Stock	(63,825)	(567,413)

Cash provided by financing activities	1,831,662	1,922,549

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(59,521)	981

Net decrease in cash and cash equivalents	(5,180,073)	(912,245)

Cash and Cash Equivalents at Beginning of Period	7,377,860	6,090,066

Cash and Cash Equivalents at End of Period	$2,197,787	$5,177,821

See notes to condensed consolidated financial statements (unaudited).

Tuscarora Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet at November 30, 2000 and the consolidated statements of income and consolidated statements of cash flows of Tuscarora Incorporated (the Company) for the three months ended November 30, 2000 and November 30, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 2000 and for the periods presented have been made and are of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2000 Annual Report to Shareholders and incorporated by reference in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2000.

The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories

Inventories are summarized as follows:

	November 30,	August 31,
	2000	2000

Finished goods	$12,406,692	$12,099,704

Work in process	236,695	118,190

Raw materials	21,888,414	19,938,692

Supplies	1,937,012	1,805,990

	$36,468,813	$33,962,576

3. Adoption of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At September 1, 2000 the Company had an existing interest-rate swap agreement (a derivative) that effectively converts a portion of its floating-rate debt to a fixed-rate basis through July 1, 2004, thus reducing the impact of interest-rate changes on future interest expense. At November 30, 2000 and September 1, 2000, respectively, $8.7 million and $9.3 million (approximately 11%) of the Company’s outstanding variable rate debt under bank credit agreements was designated as the hedged item to the interest-rate swap agreement.

Also at September 1, 2000, the Company had an existing interest rate cap agreement, which capped the variable rate interest payments on a portion of its floating-rate debt through July 1, 2004 at 8.5%. At November 30, 2000 and September 1, 2000, respectively, $8.7 million and $9.3 million (approximately 11%) of the Company’s outstanding variable rate debt under bank credit agreements was covered by the interest rate cap agreement. At November 30, 2000, interest rates on the portion of debt corresponding to the cap agreement were below the cap of 8.5%. The fair value of the cap agreement and its impact on earnings were not material to the financial statements.

The adoption of Statement No. 133 on September 1, 2000 resulted in the cumulative effect of an accounting change of ($1,137) being recognized as comprehensive income and a first quarter unrealized loss of ($77,991) in other comprehensive income, offsetting the fair value of the swap agreement described above. The effect on earnings was not material to the financial statements of the Company.

4. Comprehensive Income

Total comprehensive income, shown before the related income tax effect, for the three months ended November 30, 2000 and 1999 was as follows:

	Three Months Ended November 30,

	2000	1999

Net Income	$4,141,261	$4,417,047

Foreign currency translation (loss)	(431,255)	(123,050)

Change in fair value of derivative instruments	(77,991)	—

Comprehensive income before the cumulative effect of a change in accounting principle	3,632,015	4,293,997

Cumulative effect on prior years (to August 31, 2000) of the adoption of FAS 133	(1,137)	—

Comprehensive income	$3,630,878	$4,293,997

The income tax benefit related to comprehensive income for the three months ended November 30, 2000 and 1999 was $193,887 and $46,159, respectively. Accumulated other comprehensive (loss) consists of:

	November 30,	August 31,
	2000	2000

Foreign currency translation adjustments	$(2,745,714)	$(2,314,459)

Unrealized loss from derivative instruments	(79,128)	—

	$(2,824,842)	$(2,314,459)

5. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of Common Stock in accordance with the provisions of SFAS No. 128:

	Three Months Ended November 30,

	2000	1999

Net income	$4,141,261	$4,417,047

Weighted average shares of Common Stock outstanding – basic	9,304,386	9,411,473

Effect of dilutive securities:

Stock options	129,585	57,200

Weighted average shares of Common Stock outstanding – diluted	9,433,971	9,468,673

Basic net income per share of Common Stock	$0.45	$0.47

Diluted net income per share of Common Stock	$0.44	$0.47

Securities not included in the computation of diluted net income per share of Common Stock for the periods presented were as follows:

	Three Months Ended November 30,

	2000	1999

Stock options	412,825	1,044,470

Option price range	$14.96-$19.16	$12.50-$19.16

The options to purchase shares of Common Stock not included in the computation of diluted net income per share of Common Stock for the periods presented were excluded because the exercise price of the stock options was higher than the average market price of the shares of Common Stock during the periods.

6. Business Acquisition

In September 2000, the Company purchased the operating assets of the Mt. Pleasant, Tennessee facility of Polyfoam Packers Corporation. In addition to a state-of-the-art custom foam molding facility, the Company acquired new customer accounts that are expected to add approximately $3,000,000 of new revenues in the 2001 fiscal year. The total consideration consisted of cash paid at closing and additional cash consideration which may be paid to the seller based on certain sales made in the future by the business acquired. The aggregate consideration paid and to be paid is not material. The acquisition was accounted for as a purchase.

In October 2000, the Company acquired a 50% interest in Hytherm Packaging Limited, a custom foam molding company in Cork, Ireland. The 50/50 joint venture with Hytherm (Ireland) Limited will conduct business under the name Tuscarora (Ireland) Limited. The purchase price was not material.

7. Share Repurchase Program

In October 1998, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s Common Stock at prices not to exceed $15 per share through August 31, 1999. This authorization was subsequently extended through August 31, 2001, with the maximum number of shares that may be repurchased increased to 500,000. There was no increase in the maximum price per share that may be paid. During the three month period ended November 30, 2000, the Company repurchased 4,600 shares of Common Stock at prices ranging from $13.81 to $13.94 per share. During fiscal 2000, the Company repurchased 170,800 shares of Common Stock at prices ranging from $10.94 to $13.94 per share and during fiscal 1999, the Company repurchased 123,850 shares of Common Stock at prices ranging from $9.94 to $13.94 per share.

8. Business Segments and Geographical Information

The Company currently operates in a single business segment as a custom designer and manufacturer of protective packaging, material handling products and specialty components. The Company has product design, sales and manufacturing operations in the U.S. and the U.K., as well as in Maquiladora zones in Mexico. The geographic distribution of net sales and operating income (loss) for the three months ended November 30, 2000 and 1999 and of long-lived assets at November 30, 2000 and August 31, 2000 is set forth below. A portion of U.S. selling expenses has been allocated to the Mexican operations for all periods presented since most of the design and selling activity for the Mexican operations is performed by U.S. personnel. Operating income (loss) is gross profit less selling and administrative expenses.

	Three Months Ended November 30,

	2000	1999

Net Sales
United States	$61,513,711	$52,156,322

United Kingdom	7,423,699	6,501,414

Mexico	7,150,609	6,060,067

Total	$76,088,019	$64,717,803

Operating Income (Loss)
United States	$6,810,334	$7,789,206

United Kingdom	479,056	(58,550)

Mexico	509,089	361,550

Total	$7,798,479	$8,092,206

	November 30,	August 31,
	2000	2000

Long-lived Assets
United States	$101,025,581	$96,105,956

United Kingdom	12,889,220	11,724,457

Mexico	7,852,730	8,091,037

Total	$121,767,531	$115,921,450

9. Claims and Contingencies

A lawsuit seeking substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee was filed against the Company in 1996. On May 22, 2000, the trial judge granted the Company's Motion for Summary Judgment, thus adjudicating the lawsuit in favor of the Company. The plaintiff appealed, and on December 13, 2000 the Court of Appeals affirmed the decision of the trial judge in granting the Motion for Summary Judgment. On December 22, 2000 the plaintiff filed an Application for Reconsideration with the Court of Appeals, and on January 3, 2001 the Company filed a Memorandum in Opposition to the Application for Reconsideration. (See Item 1 of Part II of this quarterly report.) The Company intends to vigorously oppose the Application for Reconsideration. In addition, a number of legal and administrative proceedings against the Company involving claims of employment discrimination are pending. In the opinion of management, the dispositions of the lawsuit and the proceedings should not have a material adverse effect on the Company's financial position or results of operations.

10. Other Information

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, to clarify the revenue recognition rules for certain types of transactions. The Company is currently evaluating the effect of implementing SAB 101, which is required to be adopted by the Company by the fourth quarter of the fiscal year ending August 31, 2001.

11. Subsequent Event

In December 2000, the Company announced an agreement in principle to acquire the business of Technapack, Inc., located in Hillsboro, Oregon, near Portland, Oregon, for a combination of cash, the assumption of certain liabilities and certain contingent payments. Technapack is a designer and manufacturer of specialty protective packaging solutions constructed from corrugated paperboard, fabricated foams and wood. Technapack’s primary focus is on supplying Northwestern U.S. customers in the high technology and electronics industry. The acquisition is expected to be closed on or about January 31, 2001 and will add in excess of $6,000,000 annually to the Company’s revenues. The acquisition will be accounted for under the purchase method of accounting and a portion of the purchase price will be allocated to goodwill. The aggregate consideration to be paid in connection with this acquisition will not be material.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Three Months Ended November 30, 2000
Compared to Three Months Ended November 30, 1999

      Net sales for the three months ended November 30, 2000 were $76.1 million, an increase of $11.4 million, or 17.6%, over the same period of fiscal 2000. A significant majority of the increase in net sales was attributable to increased demand for the Company’s products in virtually all end-use markets in North America, with continued strong growth in sales to customers in the high technology, telecommunications and consumer electronics industries. However, the high rate of sales growth in these markets began to slow in the latter part of the current period. The balance of the increase in net sales is due primarily to higher selling prices for certain products. The higher selling prices were necessitated by increased raw material costs throughout the prior fiscal year, particularly for expandable polystyrene resins and corrugated paper.

      Gross profit increased 9.3% to $17.8 million for the three months ended November 30, 2000, as compared to $16.3 million in the three months ended November 30, 1999. Market conditions during fiscal 2000 and the first quarter of fiscal 2001 were such that significant increases in raw material costs and significant increases in gas and electric utility prices could not be proportionally passed along to the Company’s customers in the form of price increases for the Company’s products. As a result, gross profit as a percent of sales decreased to 23.5% for the three months ended November 30, 2000, as compared to 25.2% for the three months ended November 30, 1999.

      Selling and administrative expenses for the three months ended November 30, 2000 increased 22.1%, or $1.8 million, to $10.1 million. This increase is primarily attributable to higher employee costs, sales commissions and other selling expenses incurred to support the significantly higher level of sales. As a percentage of net sales, selling and administrative expenses increased to 13.2% in the three month period ended November 30, 2000 up from 12.7% in the three month period ended November 30, 1999.

      Net sales for the United Kingdom operations for the three months ended November 30, 2000 and November 30, 1999 were $7.4 million and $6.5 million, respectively. The 14.2% increase in net sales volume was accompanied by a 42.6% increase in gross profit. Gross profit for the three months ended November 30, 2000 was $1.5 million, or 20.5% of net sales, up from $1.1 million, or 16.4% of net sales for the three months ended November 30, 1999. Selling and administrative expenses decreased slightly for the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999. Operating income for the first three months of fiscal 2001 was $479,056, as compared to an operating loss of $58,550 in the first three months of fiscal 2000. These increases in sales, gross profit, and operating income demonstrate continued improved results in the UK, although trading conditions there remained weak.

      Net sales and operating income for the Mexican operations for the three months ended November 30, 2000 were $7.2 million and $509,089, respectively, compared to $6.1 million and $361,550, respectively, in the three months ended November 30, 1999. The 18.0% increase in net sales resulted from growth in business from existing customers as well as business from customers relocating their manufacturing facilities to Mexico. During the three months ended November 30, 2000, gross profit for the Mexican operations amounted to $1.4 million, or 19.1% of net sales, compared to a gross profit of $1.0 or 17.0% of net sales in the same period of the prior fiscal year.

      Interest expense increased 38.6%, to $1.7 million in the first quarter of fiscal 2001, up from $1.2 million in the first quarter of fiscal 2000. As a percent of net sales, interest expense increased to 2.2% in the current fiscal quarter from 1.8% in the same period of the prior fiscal year. This increase is attributable to higher levels of outstanding debt during the current period primarily incurred to fund capital expenditures and build significantly higher raw material inventory levels due to rising raw material prices in the prior fiscal year.

      Other income and expense netted to $531,966 of income for the three months ended November 30, 2000 as compared to $168,734 of income for the three months ended November 30, 1999. A one time gain on the sale of an investment in the amount of $460,254 was recorded for the first quarter of fiscal 2001.

      Income before income taxes for the three months ended November 30, 2000 decreased to $6.7 million from $7.1 million in the same period of the prior fiscal year, a decrease of 5.5%. The effective tax rate increased to 38.0% in the current period, up from 37.5% in the prior period.

      Net income for the three months ended November 30, 2000 was $4.1 million, or $0.45 per share, down 6.2% compared with net income of $4.4 million, or $0.47 per share, for the three months ended November 30, 1999. Net income was most significantly impacted by increases in manufacturing costs during the first quarter of fiscal year 2001, as discussed above.

Liquidity and Capital Resources

      Cash provided by operating activities for the three months ended November 30, 2000 amounted to $3.3 million, as compared to $4.7 million during the three months ended November 30, 1999. Depreciation and amortization amounted to $4.7 million for the three months ended November 30, 2000 compared to $4.5 million for the same period of the prior fiscal year. Because a substantial portion of the Company’s operating expenses are attributable to depreciation and amortization, the Company believes that its liquidity would not be adversely affected should a period of reduced earnings occur.

      Inventory and accounts receivable at November 30, 2000 increased slightly to $36.5 million and $48.6 million, respectively, up from $34.0 million and $48.5 million, respectively, at August 31, 2000. Raw material inventories at both November 30, 2000 and August 31, 2000 were at higher than normal levels in an effort to minimize the effects of previously announced price increases. The Company expects its inventory levels to decrease as raw material prices stabilize. The slight increase in accounts receivable was due principally to the higher sales during the period. Accounts payable decreased to $13.5 million at November 30, 2000, as compared to $20.0 million at August 31, 2000. This decrease was a result of normal operating activities.

      Capital expenditures for property, plant and equipment during the three months ended November 30, 2000 amounted to $5.9 million, including approximately $325,000 for environmental control equipment. Approximately 25% of the capital expenditures were for land, buildings and leasehold improvements, primarily consisting of renovations to existing facilities. A majority of the balance of the capital expenditures was for molding presses and other manufacturing and auxiliary equipment.

      Long-term debt increased to $80.6 million at November 30, 2000, up from $78.8 million at August 31, 2000. Increases in debt were made under the Company’s revolving credit facility, primarily to fund the acquisition of the operating assets of Polyfoam Packers Corporation in September 2000 (see Note 6 to the Condensed Consolidated Financial Statements (Unaudited)).

      During the three months ended November 30, 2000, the Company spent $63,825 in connection with its share repurchase program (see Note 7 to the Condensed Consolidated Financial Statements (Unaudited)). On December 18, 2000, the Company declared a regular semi-annual cash dividend of $0.15 per share payable on January 8, 2001 to shareholders of record on December 28, 2000. Cash dividends of $0.135 per share were paid in both January and July 2000.

      Cash provided by operating activities as supplemented by the amount available under the Company’s credit agreement should be sufficient to fund the Company’s operating needs, capital requirements and dividend payments as well as the Company’s share repurchase program.

Market Risks

      The Company is exposed to market risk from changes in interest rates and foreign exchange rates. There has been no material change in the Company’s exposure to market risks since August 31, 2000.

Other

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

Forward-Looking Statements

      This Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Condensed Consolidated Financial Statements (Unaudited) contain, in addition to historical information, certain forward-looking statements. Such statements (which are typically identified by the words “believe,” “should,” “expect,” “anticipate” and other expressions that look to the future) are based on assumptions and expectations which, although believed to be reasonable based on information available to the Company, are inherently subject to risks and uncertainties and which, consequently, may or may not be realized. The Company undertakes no obligation to update or revise any forward-looking statements. The risks and uncertainties inherent in the assumptions and expectations could be material, and include, but are not limited to, economic and market conditions, the impact of competition, consumer buying trends, pricing trends, fluctuations in the cost and availability of raw materials and the ability to maintain favorable customer and supplier relationships and arrangements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On December 13, 2000, in John C. Bartram, Administrator of the Estate of Dwayne Scott Mount, Deceased v. Tuscarora Incorporated, et al. (Case No. 96CV-0511 in the Court of Common Pleas for Marion County, Ohio) the Third District Court of Appeals, Marion County, Ohio (the “Court of Appeals”) affirmed the May 22, 2000 decision of the trial judge in granting the Company's Motion for Summary Judgment, and thus the Court of Appeals affirmed the trial judge’s adjudication of the lawsuit in favor of the Company. The lawsuit, which was filed against the Company in 1996, sought substantial compensatory and punitive damages as a result of the alleged wrongful death of an employee, and was described in full, most recently, in Item 3 of the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2000. On December 22, 2000, the plaintiff filed an Application for Reconsideration with the Court of Appeals, and on January 3, 2001 the Company filed a Memorandum in Opposition to the Application for Reconsideration. The Company intends to vigorously oppose the Application for Reconsideration. In the opinion of management, the final disposition of the lawsuit should not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      None

      (b) Reports on Form 8-K

      No events which resulted in the filing of a current report on Form 8-K occurred during the fiscal quarter ended November 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tuscarora Incorporated (Registrant)

Date: January 16, 2001	By /s/ John P. O’Leary, Jr. John P. O’Leary, Jr., President and Chief Executive Officer

Date: January 16, 2001	By /s/ Brian C. Mullins Brian C. Mullins, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)